Form 10-Q
period 1998-06-30
CHICAGO TITLE CORP
filed 1998-08-14
CIK 1058575

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998.

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission File Number 1-13995


                            CHICAGO TITLE CORPORATION
             (Exact Name of Registrant as Specified in Its Charter)

              DELAWARE                                     36-4217886
    (State or other jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                     Identification No.)



           171 North Clark Street
              Chicago, Illinois                            60601-3294
   (Address of principal executive offices)                (Zip Code)


                                 (888) 431-4288
              (Registrant's telephone number, including area code)


                                 NOT APPLICABLE
              (Former name, former address, and former fiscal year,
                          if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES [ ] NO [x]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                   21,906,651
                              (As of June 30, 1998)

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.


CHICAGO TITLE CORPORATION
Consolidated Balance Sheets
June 30, 1998 and December 31, 1997
(In 000's, except share data)

------------------------------------------------------------------------------------------------------------------------
                                                                                    (Unaudited)
                                      Assets                                      June 30, 1998      December 31, 1997
------------------------------------------------------------------------------------------------------------------------
Cash on hand and in banks                                                           $    46,639                 21,219
Cash pledged to secure trust and escrow deposits                                        287,170                100,207

Marketable securities, available-for-sale:
     Fixed maturities, at fair value (amortized cost of $968,465 and
        $1,016,446 in 1998 and 1997, respectively)                                      984,641              1,032,089
     Equity securities, at fair value (cost of $33,103 and $33,232
        in 1998 and 1997, respectively)                                                  33,685                 34,489
------------------------------------------------------------------------------------------------------------------------
Total marketable securities                                                           1,018,326              1,066,578

Receivables, including accrued investment income, less allowance for
     doubtful accounts of $10,631 and $7,574 in 1998 and 1997, respectively              77,977                 62,558
Deferred Federal income taxes                                                            89,929                 75,997
Fixed assets, net                                                                        99,633                 97,222
Title plants                                                                            151,460                150,546
Net assets of Alleghany Asset Management, Inc. to be distributed
     to Alleghany Corporation (Note 2)                                                     --                   18,097
Other assets                                                                            125,072                109,783
------------------------------------------------------------------------------------------------------------------------
Total assets                                                                        $ 1,896,206              1,702,207
========================================================================================================================

                       Liabilities and Stockholders' Equity
------------------------------------------------------------------------------------------------------------------------
Accounts payable                                                                    $   125,266                105,692
Accrued expenses and other liabilities                                                  127,703                128,638
Notes payable and other obligations (Note 4)                                             42,016                 32,443
Reserve for title losses                                                                584,826                564,334
Trust and escrow deposits secured by pledged assets                                     603,308                467,553
------------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                     1,483,119              1,298,660
------------------------------------------------------------------------------------------------------------------------
Stockholders' Equity (Note 2):
     Common stock-par value of $1 and $4,000 per share, authorized 66,000,000 and 3,722 shares; issued and outstanding 21,906,651 and 3,419 shares
        at June 30, 1998 and December 31, 1997, respectively                             21,907                 13,676
     Additional paid-in capital                                                         127,313                117,381
     Unearned compensation-restricted stock                                             (17,808)                  --
     Retained earnings                                                                  270,783                261,425
     Accumulated other comprehensive income (Note 3)                                     10,892                 11,065
------------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                              413,087                403,547
------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                          $ 1,896,206              1,702,207
========================================================================================================================


See accompanying notes to consolidated quarterly financial statements.

CHICAGO TITLE CORPORATION
Consolidated Statements of Income
For the three months and six months ended June 30, 1998 and 1997 (Unaudited) (In 000's)

-------------------------------------------------------------------------------------------------------------------------
                                                             Three months ended June 30,   Six months ended June 30,
                                                                1998           1997           1998           1997
-------------------------------------------------------------------------------------------------------------------------
REVENUES:
   Title, escrow, trust and other revenue                     $461,757        339,888        847,561        638,296
   Investment income                                            15,748         12,222         30,553         23,984
   Net realized investment gains                                   167            141            538            296
-------------------------------------------------------------------------------------------------------------------------
      Total revenues                                           477,672        352,251        878,652        662,576
-------------------------------------------------------------------------------------------------------------------------
EXPENSES:
   Salaries and other employee benefits (Note 2)               167,021        106,722        294,624        207,199
   Commissions paid to agents                                  153,743        123,705        285,233        238,105
   Provision for title losses                                   30,467         24,514         56,746         46,286
   Interest expense                                              1,110          1,064          2,405          2,220
   Other operating and administrative expenses (Note 2)        104,110         70,898        186,383        135,016
-------------------------------------------------------------------------------------------------------------------------
      Total expenses                                           456,451        326,903        825,391        628,826
-------------------------------------------------------------------------------------------------------------------------
Operating income from continuing operations
     before income taxes                                        21,221         25,348         53,261         33,750

Income taxes                                                    10,518          8,510         21,317         10,984
-------------------------------------------------------------------------------------------------------------------------
Net income from continuing operations                           10,703         16,838         31,944         22,766

Net income from discontinued operations                          4,034          3,123          9,013          5,319
-------------------------------------------------------------------------------------------------------------------------
Net income                                                    $ 14,737         19,961         40,957         28,085
-------------------------------------------------------------------------------------------------------------------------
Basic and diluted earnings per share (Note 2)
   Continuing operations                                      $   0.49           0.77           1.46           1.04
   Discontinued operations                                        0.18           0.14           0.41           0.24
-------------------------------------------------------------------------------------------------------------------------
Net earnings per share                                        $   0.67           0.91           1.87           1.28
-------------------------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated quarterly financial statements.

CHICAGO TITLE CORPORATION
Consolidated Statements of Cash Flows
For the six months ended June 30, 1998 and 1997 (Unaudited)
(In 000's)

----------------------------------------------------------------------------------------------------------------------
                                                                                        Six months ended June 30,
                                                                                          1998             1997
----------------------------------------------------------------------------------------------------------------------
Cash flows from continuing operations activities:
  Net income from continuing operations                                             $  31,944           22,766
  Adjustments to reconcile net income from continuing operations to net cash used in continuing operations activities:
         Depreciation and amortization                                                 16,935           15,093
         Changes in assets and liabilities:
            Cash pledged to secure trust and escrow deposits                         (186,963)        (144,123)
            Receivables                                                                (9,507)          (6,320)
            Current and deferred Federal income taxes                                 (13,792)           5,419
            Other assets                                                                6,883            8,275
            Accounts payable and accrued expenses and other liabilities                10,568          (10,946)
            Reserves for title losses                                                  20,120            7,144
            Trust and escrow deposits secured by pledged assets                       135,677           77,985
         Gain on sale of investments                                                     (538)            (296)
----------------------------------------------------------------------------------------------------------------------
Net adjustments                                                                       (20,617)         (47,769)
----------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) continuing operations activities                        11,327          (25,003)
----------------------------------------------------------------------------------------------------------------------
Dividends received from Alleghany Asset Management, Inc.                                7,472            3,900
----------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operations                                              18,799          (21,103)
----------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
         Purchase of long-term marketable securities                                 (206,791)        (147,487)
         Sales of long-term marketable securities                                      94,677           56,430
         Maturities and redemptions of long-term marketable securities                 61,219           80,835
         Net sales of short-term investments                                           99,386           44,717
         Purchases of other invested assets                                            (3,418)          (3,983)
         Sales of other invested assets                                                 1,688            4,950
         Purchases of fixed assets                                                    (14,385)         (24,048)
         Sales of fixed assets                                                          2,174           10,627
         Purchases of title records and indexes                                          (225)            (305)
         Purchases of subsidiaries                                                    (26,979)            --
         Cash of acquired subsidiaries                                                  3,606             --
----------------------------------------------------------------------------------------------------------------------
Net cash provided by investing activities                                              10,952           21,736
----------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
         Principal receipts (payments) on notes payable and other obligations          (1,288)             168
         Cash remaining with discontinued operations                                   (3,043)          (2,771)
----------------------------------------------------------------------------------------------------------------------
Net cash used in financing activities                                                  (4,331)          (2,603)
----------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash                                                        25,420           (1,970)

Cash at beginning of year                                                              21,219           23,072
----------------------------------------------------------------------------------------------------------------------

Cash as of balance sheet date                                                       $  46,639           21,102
----------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated quarterly financial statements.

                            CHICAGO TITLE CORPORATION

              NOTES TO CONSOLIDATED QUARTERLY FINANCIAL STATEMENTS
                                   (IN 000'S)



(1)      BASIS OF PRESENTATION


         This report should be read in conjunction with the Registration Statement on Form 10 (File No. 1-13995) (the "Form 10") of Chicago Title Corporation (the "Company"). The Form 10 was filed with the Securities and Exchange Commission in connection with the spin-off of the Company (the "Spin-Off") by Alleghany Corporation ("Alleghany"). The information included in this report is unaudited but reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods covered thereby. The results for such interim periods are not indicative of operating results in future periods.

(2)      THE SPIN-OFF

         On June 17, 1998, Alleghany completed the Spin-Off through the pro-rata distribution to its stockholders of 21,523,863 shares of common stock of the Company. Immediately prior to the Spin-Off, 364,184 shares of common stock were issued as restricted stock to members of senior management of the Company. Immediately after the Spin-Off, an additional 16,000 shares were issued as restricted stock to non-employee directors of the Company. These shares of restricted stock will be expensed over their respective vesting periods based upon the value of such shares as of the first trading day after the Spin-Off, which was $18.0 million. On the day after the Spin-Off, the non-employee directors of the Company received a total of 2,604 shares in lieu of cash as payment of a portion of their annual retainer.

         Earnings per share information has been presented as if the 21,906,651 shares referenced above had been outstanding for all periods presented.

         On a pre-tax basis, for the three months and six months ended June 30, 1998, salaries and other employee benefits included $19.5 million in executive compensation associated with the Spin-Off (including $7.2 million attributable to the repurchase of an option that had been granted to John Rau in connection with the commencement of his employment as President and Chief Executive Officer of the Company's subsidiary Chicago Title and Trust Company ("CT&T") in January 1997), and $3.7 million in related managerial restructuring expenses.

         On a pre-tax basis, for the three months and six months ended June 30, 1998, other operating and administrative expenses included $4.8 million and $5.4 million, respectively, for professional fees, printing costs, listing fees and other expenses directly associated with the Spin-Off.

         In connection with the Spin-Off, effective June 9, 1998, all of the outstanding stock of Alleghany Asset Management, Inc. ("AAM") was distributed by CT&T to Alleghany, which resulted in a $22.7 million reduction in the Company's stockholders' equity. In light of such distribution, AAM is classified as a discontinued operation for all periods presented.


(3)      NEW ACCOUNTING STANDARD

         Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Interim financial statements are required to include only disclosure of total comprehensive income for the current and prior reporting periods.

         The Company's total comprehensive income for the three months ended June 30, 1998 and 1997 was $14,628 and $25,066, respectively. The Company's total comprehensive income for the six months ended June 30, 1998 and 1997 was $40,888 and $26,799, respectively. Other comprehensive income relates to the Company's change in unrealized appreciation (depreciation) of marketable securities, net of deferred taxes, and was $(109) and $5,105 for the three months ended June 30, 1998 and 1997, respectively, and $(69) and $(1,286) for the six months ended June 30, 1998 and 1997, respectively.

         In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share," to which the Company became subject this year upon becoming a public company. Under SFAS No. 128, the dual presentation of basic and diluted earnings per share ("EPS") is required on the face of the income statement for all entities with complex capital structures. In addition, SFAS No. 128 requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. During the second quarter of 1998, the Company issued 860,000 options to purchase common stock of the Company to management and employees. These options were anti-dilutive, and as such were excluded from the diluted EPS calculations in accordance with SFAS No. 128.

(4)      NOTE PAYABLE

         Prior to the Spin-Off, CT&T issued to Alleghany a promissory note in the principal amount of $9.0 million payable on December 31, 1998. This note represents a distribution by CT&T of a portion of its earnings for the period during 1998 that it was held as a subsidiary of Alleghany.

(5)      DIVIDEND

         On July 28, 1998, the Company's Board of Directors declared a cash dividend of $0.34 per share, payable on September 15, 1998 to stockholders of record on September 1, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations--Comparison of Three Months and Six Months Ended June 30, 1998 and June 30, 1997

         Net Income

         For the second quarter of 1998, net income from continuing operations (exclusive of the costs associated with the Spin-Off and related management restructuring) was $31.9 million, an increase of 89% from second quarter 1997 net income of $16.8 million. For the first half of 1998, net income from continuing operations (exclusive of the costs associated with the Spin-Off and related management restructuring) rose 135% over the prior year to $53.5 million. These increases were attributable to high levels of residential refinancings, home sales and commercial and industrial ("C&I") transactions.

         The following table summarizes the Company's earnings for the second quarter and first half of 1998 and 1997:






(In 000's, except per share data)                          THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                 JUNE 30,                          JUNE 30,
                                                       ---------------------------       ---------------------------
                                                          1998             1997             1998             1997
                                                       ----------       ----------       ----------       ----------
Net income from continuing operations                  $   10,703           16,838           31,944           22,766
Net income from discontinued operations*                    4,034            3,123            9,013            5,319
                                                       ---------------------------       ---------------------------
Net income                                             $   14,737           19,961           40,957           28,085
                                                       ===========================       ===========================
BASIC AND DILUTED EARNINGS PER SHARE
  Continuing operations                                $     0.49             0.77             1.46             1.04
  Discontinued operations*                                   0.18             0.14             0.41             0.24
                                                       ---------------------------       ---------------------------
  Net earnings per share                               $     0.67             0.91             1.87             1.28
                                                       ===========================       ===========================
IMPACT OF SPIN-OFF COSTS AND RELATED
MANAGEMENT RESTRUCTURING COSTS
  Net income from continuing operations                $   10,703           16,838           31,944           22,766
  Spin-Off and related management restructuring
    costs, net of tax benefit                              21,196             --             21,563             --
                                                       ---------------------------       ---------------------------
  Net income from continuing operations,
    excluding Spin-Off and related management
    restructuring costs                                $   31,899           16,838           53,507           22,766
                                                       ===========================       ===========================
BASIC AND DILUTED EARNINGS PER SHARE
  Net income from continuing operations                $     0.49             0.77             1.46             1.04
  Spin-Off and related management restructuring
    costs, net of tax benefit                                0.97          --                  0.98          --
                                                       ---------------------------       ---------------------------
  Net income from continuing operations,
    excluding Spin-Off and related management
    restructuring costs                                $     1.46             0.77             2.44             1.04
                                                       ===========================       ===========================


* Alleghany Asset Management, Inc., which was distributed to Alleghany Corporation on June 9, 1998.

         Net income from continuing operations was impacted by Spin-Off and related management restructuring costs. On a pre-tax basis, for the three months and six months ended June 30, 1998, salaries and other employee benefits included $19.5 million in executive compensation associated with the Spin-Off (including $7.2 million attributable to the repurchase of an option that had been granted to John Rau in connection with the commencement of his employment as President and Chief Executive Officer of CT&T in January 1997), and $3.7 million in related managerial restructuring expenses. On a pre-tax basis, for the three months and six months ended June 30, 1998, other operating and administrative expenses included $4.8 million and $5.4 million, respectively, for professional fees, printing costs, listing fees and other expenses directly associated with the Spin-Off.

         Prior to the Spin-Off, the Company performed trust and asset management services through AAM. Ownership of this subsidiary was transferred to Alleghany on June 9, 1998, shortly preceding the Spin-Off. Accordingly, the results of operation of this subsidiary are reported in the Company's statements of income as a discontinued operation for all periods presented.

         Operating Revenues

         Real estate markets throughout the first half of 1998 benefited from favorable economic conditions marked by low levels of unemployment and the absence of inflationary pressures. The resulting combination of low interest rates and high consumer confidence led to healthy increases in revenue from residential purchases, residential refinancings, and C&I transactions.

         Title, escrow, trust and other revenue was $461.8 million in the second quarter of 1998, an increase of $121.9 million or 35.9% from the prior year period. Direct title premiums increased by $41.9 million and gross title premiums from agents and approved attorneys increased by $39.9 million. Escrow fees, real estate related services, and property information sales rose by $15.4 million, $8.6 million, and $7.2 million, respectively. The remainder of the increase was incurred in other categories.

         Of the 1998 second quarter increase in direct title premiums, $20.4 million was attributable to residential refinancings, $13.2 million was due to residential purchases and $8.3 million was related to C&I transactions.

         For the first half of 1998, title, escrow, trust and other revenue was $847.6 million, an increase of $209.3 million or 32.8% from the first half of 1997. Direct title premiums increased $77.7 million and gross title premiums from agents and approved attorneys increased by $62.3 million. Escrow fees, real estate related services, and property information sales rose by $27.5 million, $16.0 million, and $7.2 million, respectively. The remainder of the increase was incurred in other categories.

         Of the 1998 first half increase in direct title premiums, $40.9 million were due to residential refinancings, $19.6 million were related to residential purchases and $17.2 million were attributable to commercial and industrial transactions.

         During the 1998 second quarter, approximately 66% of the Company's direct title premiums were attributable to residential transactions, of which 44% were purchase transactions and 22% were refinancings. During the 1997 second quarter, approximately 61% of the Company's direct title premiums were attributable to residential transactions, of which 49% were purchase transactions and 12% were refinancings. The remaining direct title premiums for each period were attributable to C&I transactions.

          During the 1998 first half, approximately 65% of the Company's direct title premiums were attributable to residential transactions, of which 41% were purchase transactions and 24% were refinancings. During the 1997 second quarter, approximately 60% of the Company's direct title premiums were attributable to residential transactions, of which 47% were purchase transactions and 13% were refinancings. The remaining direct title premiums for each period were attributable to C&I transactions.

         Investment Income

         Investment income totaled $15.7 million in the second quarter of 1998 as compared with $12.2 million for the same period last year. For the first six months of 1998, investment income amounted to $30.6 million as compared with $24.0 million for the first half of 1997. The increased level of investment income was attributable to higher levels of investment assets. The average duration of the portfolio at June 30, 1998 was 2.5 years as compared with 2.2 years at December 31, 1997.

         Expenses

         COMMISSIONS PAID TO AGENTS. Payment of commissions to title insurance agents constitutes the largest single expense incurred by the Company. The commission rate varies by geographic area in which the commission is earned, primarily due to competitive factors. The percentage of premiums retained by agents amounted to 76.2% in the second quarter of 1998 as compared with 76.5% in the second quarter of 1997. For the first half of 1998, the percentage of premiums retained by agents amounted to 76.1% as compared with 76.2% in the first half of 1997. The Company reports amounts retained by agents as commissions paid to agents, along with amounts paid to approved attorneys, in its consolidated statements of income.

       SALARIES AND OTHER EMPLOYEE BENEFITS. This category of expense represents the cost of salaries, incentive compensation and benefits paid to employees. One key ratio monitored by management is the amount of these expenses as a percentage of revenue, net of commissions paid to agents. The following table summarizes this ratio:


(In 000's)                                               THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                               JUNE 30,                            JUNE 30,
                                                      ---------------------------         ---------------------------
                                                         1998              1997              1998              1997
                                                      ---------         ---------         ---------         ---------
Total revenue                                         $ 477,672           352,251           878,652           662,576
Commissions paid to agents                             (153,743)         (123,705)         (285,233)         (238,105)
                                                      ---------         ---------         ---------         ---------
Net revenue                                             323,929           228,546           593,419           424,471
                                                      ---------         ---------         ---------         ---------
Total salaries and other employee benefits              167,021           106,722           294,624           207,199
Less Spin-Off and related management
  restructuring costs                                   (23,196)             --             (23,196)             --
                                                      ---------         ---------         ---------         ---------
Total salaries and other employee benefits, net         143,825           106,722           271,428           207,199
                                                      ---------         ---------         ---------         ---------
Percentage                                                 44.4%             46.7%             45.7%             48.8%
                                                      =========         =========         =========         =========

         The level of total salaries and other employee benefits as a percentage of net revenue, exclusive of costs associated with the Spin-Off and related management restructuring, decreased from prior year levels during both the second quarter and first half of 1998 because the significant increase in revenue earned in the current year periods allowed greater leveraging of the fixed components of labor expense. In addition, management is maintaining an increased focus on controlling this expense.

         PROVISION FOR TITLE LOSSES. The following table summarizes key information pertaining to the Company's provision for title losses:



(In 000's)                                                 THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                 JUNE 30,                        JUNE 30,
                                                           1998            1997            1998            1997
                                                         --------        --------        --------        --------
Provision for title losses                               $ 30,467          24,514          56,746          46,286
Title, escrow, trust and other revenue                    461,757         339,888         847,561         638,296
Ratio                                                         6.6%            7.2%            6.7%            7.3%

                                                           AS OF                          AS OF
                                                      JUNE 30, 1998                DECEMBER 31, 1997
                                                      -------------                -----------------
Reserve for title losses at period-end                   $584,826                        $564,334

Paid losses, net of recoveries-trailing 12 months          66,384                          70,913
Reserve coverage of paid losses-trailing 12 months            8.8 x                           8.0 x

         The provision for title losses as a percentage of operating revenue was reduced in the current year period from the provision in 1997 in recognition of a continued downward trend in claims paid.

         OTHER OPERATING AND ADMINISTRATIVE EXPENSES. Included in other operating and administrative expenses for 1998 were Spin-Off and related management restructuring costs of $4.8 million for the second quarter and $5.4 million for the first half of 1998. Exclusive of these costs, other operating and administrative expenses increased $28.4 million over the second quarter of 1997 and $46.0 million over the first half of 1997. The increased level of expense was related to increases in variable costs associated with the higher levels of revenue earned in the current year.

         Of the 1998 second quarter increase in these expenses, purchased property information increased $6.8 million, contract labor increased $3.8 million, premium taxes increased $3.7 million, postage and supplies increased $2.4 million and the remainder of the increase was incurred in other categories.

         Of the 1998 first half increase in these expenses, purchased property information increased $12.5 million, contract labor increased $5.9 million, premium taxes increased $5.1 million, postage and supplies increased $3.6 million and the remainder of the increase was incurred in other categories.


Liquidity and Capital Resources

         At June 30, 1998, the Company and CT&T (on a stand-alone basis excluding all other subsidiaries) had total cash and marketable securities of $641.1 million, $603.9 million of which were pledged to secure escrow and other liabilities. At December 31, 1997, CT&T (on a stand-alone basis excluding subsidiaries) had total cash and marketable securities of $511.9 million, $476.2 million of which were pledged to secure escrow and other liabilities.

         For the six months ended June 30, 1998, the Company generated cash from continuing operations of $11.3 million. For the comparable period last year, a total of $25.0 million in cash was utilized by continuing operations. The negative cash flow from continuing operations which was experienced in the 1997 first half was primarily attributable to the timing of activities related to trust and escrow operations. The increase in cash flow from continuing operations in the 1998 first half over the comparable prior year period was attributable to improved operating performance and the timing of investment activities related to trust and escrow operations.

         During the 1998 first half, the Company utilized a total of $27.0 million in cash in five acquisitions. The funds used to finance these acquisitions were internally generated.

         On May 29, 1998, CT&T entered into a revolving loan and credit agreement that provides for borrowings of up to $50 million on a revolving basis at a floating rate of interest. No amounts were outstanding under this facility as of June 30, 1998. This facility will terminate in May 2003.

         The transfer of AAM preceding the Spin-Off resulted in a $22.7 million reduction in the Company's stockholders' equity. During the 1998 second quarter, prior to the Spin-Off, CT&T issued to Alleghany a promissory note in the principal amount of $9.0 million payable on December 31, 1998. This note represents a distribution by CT&T of a portion of its earnings for the period during 1998 that it was held as a subsidiary of Alleghany.

         On July 28, 1998, the Company's board of directors declared a dividend of $0.34 per share payable in cash on September 15, 1998 to stockholders of record as of September 1, 1998. Based upon a total of 21.9 million shares of common stock outstanding, this will result in the reduction of stockholders' equity by $7.4 million.

         The Company has announced that it may purchase up to two million shares of its common stock in open market transactions from time to time over the next five years. The purpose of the repurchase program is to provide shares for various employee and director benefit plans.

         The Company's common stockholders' equity per share as of June 30, 1998 was $18.86.

         Management believes cash generated from operations, investments, and cash available from financing activities will provide sufficient liquidity to meet the Company's anticipated needs over the next twelve to twenty-four months.


         Year 2000 Issues

         Many computer programs utilized by the Company use only two digits to identify a year in the date field. Failure to correct this situation could result in a significant disruption to business operations. The Company has undertaken a program to determine the extent of "Year 2000" compliance issues within each of its significant computer systems and to take remedial action. Included within the scope of this review are systems utilized on a company-wide basis in title plants, title production units, claim processing, human resources, financial management and company-wide infrastructure. Costs of approximately $1.0 million were incurred in 1997 and another $2.2 million is expected to be spent in 1998 in performing this review and all related remedial work on these centralized systems. By the end of 1998, it is expected that each of the significant company-wide systems will have been reviewed and remedied for Year 2000 issues, thus allowing for sufficient time in 1999 for further testing.

         In addition to the company-wide systems, there are various other computer systems used by the Company's business units on a local basis. Regional managers report on the status of Year 2000 compliance activities within their area of responsibility to the Company's senior management on a regular basis. To assist in their compliance programs, a comprehensive questionnaire which incorporates recommendations of the American Land Title Association has been developed by the Company's Information Services Division. Due to the diverse nature of the computer systems used on a local basis, it is difficult to estimate the total costs to be incurred in performing the necessary review and remediation activity for Year 2000 issues. However, based upon the results of reviews that have taken place to date, the Company's management believes that such costs will not exceed $3.0 million in total over the years 1998 and 1999.

         In addition to the review of internal systems, the Company is also in contact with third parties with which it does business to coordinate action with respect to Year 2000 issues and to receive confirmation that plans are being developed to address Year 2000 compliance. Failure by third parties with which the Company has important business relationships to resolve their Year 2000 issues could have a significant adverse effect on the Company's operations. The Company has not yet completed its assessment of the risks associated with third party Year 2000 issues and whether a contingency plan will be needed to address these risks.


Forward-Looking Statements

         The statements made in this report contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Act of 1934 that involve a number of uncertainties and risks that could significantly affect current plans and anticipated actions and the Company's future financial condition and results. In addition to the matters described in this report, risk factors listed from time to time in the Company's reports and filings with the Securities and Exchange Commission, including its Form 10, may affect the results achieved by the Company.

                          PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits.

   EXHIBIT NUMBER                       DESCRIPTION

          2.1(a) Distribution Agreement dated as of June 16, 1998 by and between Alleghany Corporation and the Company (the "Spin-Off Distribution Agreement").

          2.1(b) List of Contents of Exhibits to the Spin-Off Distribution Agreement.

           3.2             By-Laws of the Company.

           10.1 Revolving Loan and Credit Agreement dated as of May 29, 1998 among Chicago Title and Trust Company, certain commercial lending institutions and LaSalle National Bank.

           10.2 Tax Sharing Agreement dated as of June 17, 1998 by and among Alleghany and the Company.

           10.3            Chicago Title Corporation 1998 Long-Term Incentive
                           Plan.

           10.4            Chicago Title Corporation Directors' Stock Option
                           Plan.

           10.5 Amended and Restated Employment Agreement dated as of June 16, 1998 among the Company, Chicago Title and Trust Company and John Rau.

         10.6(a) Agreement dated as of June 16, 1998 among the Company, Chicago Title and Trust Company and John Rau.

         10.6(b) Agreement dated as of June 16, 1998 among the Company, Chicago Title and Trust Company and Thomas
                           H. Hodges.

         10.6(c) Agreement dated as of June 16, 1998 among the Company, Chicago Title and Trust Company and Michael
                           J. Keller.

         10.6(d) Agreement dated as of June 16, 1998 among the Company, Chicago Title and Trust Company and Peter G. Leemputte.

         10.6(e) Agreement dated as of June 16, 1998 among the Company, Chicago Title and Trust Company and Paul T. Sands, Jr.

         10.6(f) Agreement dated as of June 16, 1998 among the Company, Chicago Title and Trust Company and Christopher Abbinante.

         10.6(g) Agreement dated as of June 16, 1998 among the Company, Chicago Title and Trust Company and William Halvorsen.

            27             Financial Data Schedule.

         (b)      Reports on Form 8-K.

         The Company filed a report on Form 8-K dated June 18, 1998, to report in Item 5 that the Company issued a press release announcing the completion of the Spin-Off.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  CHICAGO TITLE CORPORATION
                                  Registrant



Date:  August 14, 1998            /s/ Peter G. Leemputte
                                  ----------------------
                                  Peter G. Leemputte
                                  Executive Vice President, Chief Administrative
                                    Officer and Chief Financial Officer
                                  (principal financial officer)

                                  EXHIBIT INDEX

   EXHIBIT NUMBER                       DESCRIPTION

          2.1(a) Distribution Agreement dated as of June 16, 1998 by and between Alleghany Corporation and the Company (the "Spin-Off Distribution Agreement").

          2.1(b) List of Contents of Exhibits to the Spin-Off Distribution Agreement.

           3.2             By-Laws of the Company.

           10.1 Revolving Loan and Credit Agreement dated as of May 29, 1998 among Chicago Title and Trust Company, certain commercial lending institutions and LaSalle National Bank.

           10.2 Tax Sharing Agreement dated as of June 17, 1998 by and among Alleghany and the Company.

           10.3            Chicago Title Corporation 1998 Long-Term Incentive
                           Plan.

           10.4            Chicago Title Corporation Directors' Stock Option
                           Plan.

           10.5 Amended and Restated Employment Agreement dated as of June 16, 1998 among the Company, Chicago Title and Trust Company and John Rau.

         10.6(a) Agreement dated as of June 16, 1998 among the Company, Chicago Title and Trust Company and John Rau.

         10.6(b) Agreement dated as of June 16, 1998 among the Company, Chicago Title and Trust Company and Thomas
                           H. Hodges.

         10.6(c) Agreement dated as of June 16, 1998 among the Company, Chicago Title and Trust Company and Michael
                           J. Keller.

         10.6(d) Agreement dated as of June 16, 1998 among the Company, Chicago Title and Trust Company and Peter G. Leemputte.

         10.6(e) Agreement dated as of June 16, 1998 among the Company, Chicago Title and Trust Company and Paul T. Sands, Jr.

         10.6(f) Agreement dated as of June 16, 1998 among the Company, Chicago Title and Trust Company and Christopher Abbinante.

         10.6(g) Agreement dated as of June 16, 1998 among the Company, Chicago Title and Trust Company and William Halvorsen.

            27             Financial Data Schedule.