Form 10-Q
period 1998-09-30
CHICAGO TITLE CORP
filed 1998-11-17
CIK 1058575

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

/x/          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998.

                                       OR

/ /         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES /x/ NO / /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                   21,864,951
                           (As of September 30, 1998)

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CHICAGO TITLE CORPORATION
Consolidated Balance Sheets
September 30, 1998 and December 31, 1997
(In 000's, except share data)

                                                                                        (Unaudited)
                                   ASSETS                                             September 30, 1998  December 31, 1997
                                                                                      ------------------  -----------------
Cash on hand and in banks                                                                $    30,078             21,219
Cash pledged to secure trust and escrow deposits                                             186,642            100,207

Marketable securities, available-for-sale:
     Fixed maturities, at fair value (amortized cost of $1,061,321 and
        $1,016,446 in 1998 and 1997, respectively)                                         1,090,718          1,032,089
     Equity securities, at fair value (cost of $33,271 and $33,232
        in 1998 and 1997, respectively)                                                       34,861             34,489
                                                                                         -----------        -----------
Total marketable securities                                                                1,125,579          1,066,578

Receivables, including accrued investment income, less allowance for
     doubtful accounts of $11,357 and $7,574 in 1998 and 1997, respectively                   69,884             62,558
Deferred federal income taxes                                                                 87,773             75,997
Fixed assets, net                                                                            101,462             97,222
Title plants                                                                                 151,460            150,546
Net assets of Alleghany Asset Management, Inc. distributed
     to Alleghany Corporation (Note 2)                                                          --               18,097
Other assets                                                                                 123,809            109,783
                                                                                         -----------        -----------
Total assets                                                                             $ 1,876,687          1,702,207
                                                                                         ===========        ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                                                                         $    97,227            105,692
Accrued expenses and other liabilities                                                       144,503            128,638
Notes payable and other obligations (Note 4)                                                  41,876             32,443
Reserve for title losses                                                                     603,168            564,334
Trust and escrow deposits secured by pledged assets                                          545,279            467,553
                                                                                         -----------        -----------
Total liabilities                                                                          1,432,053          1,298,660
                                                                                         -----------        -----------
Stockholders' Equity (Note 2):
     Common stock-par value of $1 and $4,000 per share, authorized 66,000,000 and 3,722 shares; issued and outstanding 21,864,951 (net of 41,700 treasury shares) and 3,419 shares at September 30, 1998 and December
        31, 1997, respectively                                                                21,907             13,676
     Additional paid-in capital                                                              127,313            117,381
     Unearned compensation-restricted stock                                                  (16,305)              --
     Retained earnings (Note 4, 5)                                                           293,241            261,425
     Accumulated other comprehensive income (Note 3)                                          20,141             11,065
                                                                                         -----------        -----------
Total paid-in-capital and retained earnings                                                  446,297            403,547
     Less cost of treasury stock (41,700 shares) (Note 6)                                     (1,663)              --
Total stockholders' equity                                                                   444,634            403,547
                                                                                         -----------        -----------
Total liabilities and stockholders' equity                                               $ 1,876,687          1,702,207
                                                                                         ===========        ===========

See accompanying notes to consolidated quarterly financial statements.

CHICAGO TITLE CORPORATION
Consolidated Statements of Income
For the three months and nine months ended
September 30, 1998 and 1997 (Unaudited)
(In 000's)

                                                           Three months ended September 30,  Nine months ended September 30,
                                                                1998             1997           1998            1997
                                                              ---------       ---------       ---------       ---------
REVENUES:
   Title, escrow, trust and other revenue                     $ 481,326         357,430       1,328,887         995,726
   Investment income                                             15,563          13,236          46,116          37,220
   Net realized investment gains                                    199           2,509             737           2,805
                                                              ---------       ---------       ---------       ---------
      Total revenues                                            497,088         373,175       1,375,740       1,035,751
                                                              ---------       ---------       ---------       ---------
EXPENSES:
   Salaries and other employee benefits (Note 2)                157,618         116,830         452,242         324,029
   Commissions paid to agents                                   170,450         127,188         455,683         365,293
   Provision for title losses                                    31,904          25,866          88,650          72,152
   Interest expense                                               1,147           1,659           3,552           3,879
   Other operating and administrative expenses (Note 2)          89,670          75,244         276,053         210,260
                                                              ---------       ---------       ---------       ---------
      Total expenses                                            450,789         346,787       1,276,180         975,613
                                                              ---------       ---------       ---------       ---------
Operating income from continuing operations
     before income taxes                                         46,299          26,388          99,560          60,138

Income taxes                                                     16,393           8,905          37,710          19,889
                                                              ---------       ---------       ---------       ---------
Net income from continuing operations                            29,906          17,483          61,850          40,249

Net income from discontinued operations (Note 2)                   --             3,752           9,013           9,071
                                                              ---------       ---------       ---------       ---------
Net income                                                    $  29,906          21,235          70,863          49,320
                                                              =========       =========       =========       =========
Basic and diluted earnings per share (Note 2, 3)
   Continuing operations                                      $    1.37            0.80            2.83            1.84
   Discontinued operations                                         --              0.17            0.41            0.41
                                                              ---------       ---------       ---------       ---------
Net earnings per share                                        $    1.37            0.97            3.24            2.25
                                                              =========       =========       =========       =========

See accompanying notes to consolidated quarterly financial statements.

CHICAGO TITLE CORPORATION
Consolidated Statements of Cash Flows
For the nine months ended September 30, 1998 and 1997 (Unaudited)
(In 000's)

                                                                                   Nine months ended September 30,
                                                                                      1998             1997
                                                                                    ---------        ---------
Cash flows from continuing operations activities:
  Net income from continuing operations                                             $  61,850           40,249
  Adjustments to reconcile net income from continuing operations to net cash used in continuing operations activities:
         Depreciation and amortization                                                 28,545           22,877
         Changes in assets and liabilities:
            Cash pledged to secure trust and escrow deposits                          (86,434)         (88,643)
            Receivables                                                                (1,318)            (160)
            Current and deferred federal income taxes                                  (9,440)           1,637
            Other assets                                                                8,917            9,983
            Accounts payable and accrued expenses and other liabilities                (8,457)          (7,613)
            Reserves for title losses                                                  38,024           17,192
            Trust and escrow deposits secured by pledged assets                        77,639           96,363
         Gain on sale of investments                                                     (737)          (2,805)
                                                                                    ---------        ---------
Net adjustments                                                                        46,739           48,831
                                                                                    ---------        ---------
Net cash provided by continuing operations activities                                 108,589           89,080
                                                                                    ---------        ---------
Dividends received from Alleghany Asset Management, Inc.                                7,472            7,800
                                                                                    ---------        ---------
Net cash provided by operations                                                       116,061           96,880
                                                                                    ---------        ---------
Cash flows from investing activities:
         Purchases of long-term marketable securities                                (349,176)        (268,155)
         Sales of long-term marketable securities                                     164,662           90,813
         Maturities and redemptions of long-term marketable securities                 83,899          109,162
         Net sales of short-term investments                                           55,946           (9,692)
         Purchases of other invested assets                                            (3,942)          (3,470)
         Sales of other invested assets                                                 2,248            4,762
         Purchases of fixed assets                                                    (23,738)         (21,241)
         Sales of fixed assets                                                          3,104            2,946
         Purchases of title records and indexes                                          (225)            (305)
         Purchases of subsidiaries                                                    (30,657)          (3,406)
         Cash of acquired subsidiaries                                                  4,443              138
                                                                                    ---------        ---------
Net cash (used in) investing activities                                               (93,436)         (98,448)
                                                                                    ---------        ---------
Cash flows from financing activities:
         Principal receipts (payments) on notes payable and other obligations          (1,612)            (838)
         Payment of cash dividend (Note 5)                                             (7,448)            --
         Purchases of treasury stock (Note 6)                                          (1,663)            --
         Cash remaining with discontinued operations (Note 2)                          (3,043)          (3,046)
                                                                                    ---------        ---------
Net cash (used in) financing activities                                               (13,766)          (3,884)
                                                                                    ---------        ---------
Net increase (decrease) in cash                                                         8,859           (5,452)
Cash at beginning of year                                                              21,219           23,072
                                                                                    ---------        ---------
Cash as of balance sheet date                                                       $  30,078           17,620
                                                                                    =========        =========

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

         Earnings per share information has been presented as if the 21,906,651 shares referenced above had been outstanding for all periods presented prior to the Spin-Off. The weighted average number of shares outstanding for the three months and nine months ended September 30, 1998 were 21,894,726 and 21,902,632 respectively.

         On a pre-tax basis, for the nine months ended September 30, 1998, salaries and other employee benefits included $19.5 million in executive compensation associated with the Spin-Off (including $7.2 million attributable to the repurchase of an option that had been granted to John Rau in connection with the commencement of his employment as President and Chief Executive Officer of the Company's subsidiary Chicago Title and Trust Company ("CT&T") in January 1997), and $3.7 million in related managerial restructuring expenses.

         On a pre-tax basis, for the nine months ended September 30, 1998, other operating and administrative expenses included $4.8 million and $5.4 million, respectively, for professional fees, printing costs, listing fees and other expenses directly associated with the Spin-Off.

         In connection with the Spin-Off, effective June 9, 1998, all of the outstanding stock of Alleghany Asset Management, Inc. was distributed by CT&T to Alleghany, which resulted in a $22.7 million reduction in the Company's stockholders' equity. In light of such distribution, Alleghany Asset Management is classified as a discontinued operation for all periods presented.

(3)      NEW ACCOUNTING STANDARDS

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

         The Company's total comprehensive income for the three months ended September 30, 1998 and 1997 was $39,155 and $26,869, respectively. The Company's total comprehensive income for the nine months ended September 30, 1998 and 1997 was $79,939 and $53,668, respectively. Other comprehensive income relates to the Company's change in unrealized appreciation (depreciation) of marketable securities, net of deferred taxes, and was $9,249 and $5,634 for the three months ended September 30, 1998 and 1997, respectively, and $9,076 and $4,348 for the nine months ended September 30, 1998 and 1997, respectively.

         In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share," to which the Company became subject this year upon becoming a public company. Under SFAS No. 128, the dual presentation of basic and diluted earnings per share ("EPS") is required on the face of the income statement for all entities with complex capital structures. In addition, SFAS No. 128 requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. No options were issued during the third quarter of 1998. During the second quarter of 1998, the Company issued 860,000 options to purchase common stock of the Company to management and employees. These options were anti-dilutive, and as such were excluded from the diluted EPS calculations in accordance with SFAS No. 128.

(4)      NOTE PAYABLE

         Prior to the Spin-Off, CT&T issued to Alleghany a promissory note in the principal amount of $9.0 million payable on December 31, 1998. This note represents a distribution by CT&T of a portion of its earnings for the period during 1998 that it was held as a subsidiary of Alleghany.

(5)      DIVIDEND

         On each of July 28, 1998 and October 27, 1998, the Company's Board of Directors declared a cash dividend of $0.34 per share, payable on September 15, 1998 and December 15, 1998, respectively, to stockholders of record on September 1, 1998 and December 1, 1998, respectively.

(6)      TREASURY STOCK

         In July 1998, the Company's Board of Directors authorized the purchase of up to two million shares of the Company's common stock over the next five years to provide shares for various employee and director benefit plans. As of September 30, 1998, 41,700 shares of common stock had been repurchased at a cost of $1,663, as reflected in the balance sheet as of such date. These shares have subsequently been reissued under the Company's Employee Stock Purchase Plan.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Results of Operations--Comparison of Three Months and Nine Months Ended September 30, 1998 and September 30, 1997

         Net Income

         For the third quarter of 1998, net income from continuing operations was $29.9 million or $1.37 per share on both a basic and diluted basis. This represents a 71.1 percent increase over net income from continuing operations of $17.5 million, or $0.80 per share on both a basic and diluted basis, for the same period in 1997. For the third quarter, total revenue was $497 million, a
33.2 percent increase over the prior year period.

         This period marked the first full quarter of operations for the Company following the June 1998 Spin-Off from Alleghany. Exclusive of $21.6 million in after-tax non-recurring Spin-Off and related management restructuring costs, net income from continuing operations amounted to $83.4 million or $3.81 per basic and diluted share for the nine months ended September 30, 1998. This represents an increase of 107.2 percent over the $40.2 million in net income from continuing operations and $1.84 per basic and diluted share earned in the first nine months of 1997. Total revenue for the first three quarters rose 32.8 percent to $1.38 billion in 1998 from $1.04 billion in 1997.

         Prior to the Spin-Off, the Company performed trust and asset management services through a subsidiary, Alleghany Asset Management. Ownership of this subsidiary was transferred to Alleghany shortly preceding the Spin-Off. Accordingly, the results of operation of this subsidiary are reported in the Company's statements of income as discontinued operations. As a result of the Spin-Off, Alleghany Asset Management made no contribution to third quarter 1998 results. Net income from discontinued operations was $3.8 million, or $0.17 per basic and diluted share, in the third quarter of 1997. For the nine months ended September 30, net income from discontinued operations amounted to $9.0 million in 1998 compared to $9.1 million in 1997. This amounted to $0.41 per basic and diluted share in each period.

         Operating Revenues

         Real estate markets throughout the first nine months of 1998 continued to benefit from favorable economic conditions marked by low levels of unemployment and the absence of inflationary pressures. The resulting combination of low interest rates and strong consumer confidence led to healthy increases in revenue from residential purchases, residential refinancings, and commercial and industrial ("C&I") transactions.

         Title, escrow, trust and other revenue was $481.3 million in the third quarter of 1998, an increase of $123.9 million or 34.7 percent from the year earlier period. Direct title premiums increased by $42.7 million and gross title premiums from agents and approved attorneys increased by $55.6 million. Escrow fees, real estate related services, and property information sales rose by $14.9 million, $7.1 million, and $3.3 million, respectively.

         Of the 1998 third quarter increase in direct title premiums, $15.7 million was attributable to residential refinancings, $15.9 million was due to residential purchases and $11.1 million was related to C&I transactions.

         For the first nine months of 1998, title, escrow, trust and other revenue was $1,328.9 million, an increase of $333.2 million or 33.5 percent from the first nine months of 1997. Direct title premiums increased $120.4 million and gross title premiums from agents and approved attorneys increased by $118.0 million. Escrow fees, real estate related services, and property information sales rose by $42.3 million, $23.0 million, and $16.8 million, respectively.

         Of the 1998 first nine month increase in direct title premiums, $56.6 million was due to residential refinancings, $35.5 million was related to residential purchases and $28.3 million were attributable to C&I transactions.

         During the 1998 third quarter, 67.5 percent of the Company's direct title premiums were attributable to residential transactions, of which 47.1 percent were purchase transactions and 20.4 percent were refinancings. During the 1997 third quarter, 65.0 percent of the Company's direct title premiums were attributable to residential transactions, of which 50.9 percent were purchase transactions and 14.1 percent were refinancings. The remaining direct title premiums for each period were attributable to C&I transactions.

          During the first nine months of 1998, approximately 66.1 percent of the Company's direct title premiums were attributable to residential transactions, of which 43.1 percent were purchase transactions and 23.0 percent were refinancings. During the first nine months of 1997, 62.0 percent of the Company's direct title premiums were attributable to residential transactions, of which 48.5 percent were purchase transactions and 13.4 percent were refinancings. The remaining direct title premiums for each period were attributable to C&I transactions.

         Investment Income

         Investment income totaled $15.6 million in the third quarter and $46.1 million in the first nine months of 1998 as compared with $13.2 million and $37.2 million, respectively, for the same periods last year. The increased level of investment income was attributable to higher levels of investment assets. The average duration of the portfolio at September 30, 1998 was 2.4 years as compared with 2.2 years at December 31, 1997.

         Expenses

         COMMISSIONS PAID TO AGENTS. Payment of commissions to title insurance agents constitutes the largest single expense incurred by the Company. The commission rate varies by geographic area in which the commission is earned, primarily due to competitive factors and the level of services performed. The percentage of premiums retained by agents amounted to 76.3 percent in the third quarter of 1998 as compared with 75.8 percent in the third quarter of 1997. For the first nine months of 1998, the percentage of premiums retained by agents amounted to 76.2 percent as compared with 76.1 percent in the first nine months of 1997. The Company reports amounts retained by agents, along with amounts paid to approved attorneys, as commissions paid to agents in its consolidated statements of income.

         SALARIES AND OTHER EMPLOYEE BENEFITS. This category of expense represents the cost of salaries, incentive compensation and benefits paid to employees. One key ratio monitored by management is the amount of these expenses as a percentage of operating revenue, net of commissions paid to agents. The following table summarizes this ratio:

(dollars in thousands)                                       THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                         SEPTEMBER 30,
                                                      -------------------------------         -------------------------------
                                                          1998               1997                1998                1997
                                                      -----------         -----------         -----------         -----------
Title, escrow, trust and other revenue                $   481,326         $   357,430         $ 1,328,887         $   995,726
Commissions paid to agents                               (170,450)           (127,188)           (455,683)           (365,293)
                                                      -----------         -----------         -----------         -----------
Net revenue                                               310,876             230,242             873,204             630,433
                                                      -----------         -----------         -----------         -----------
Total salaries and other employee benefits                157,618             116,830             452,242             342,029
Less Spin-Off and related management
  restructuring costs                                          --                  --             (23,196)                 --
                                                      -----------         -----------         -----------         -----------
Total salaries and other employee benefits, net           157,618             116,830             429,046             342,029
                                                      -----------         -----------         -----------         -----------
Percentage                                                   50.7%               50.7%               49.1%               54.3%
                                                      ===========         ===========         ===========         ===========

         During the third quarter of 1998 the level of total salaries and other employee benefits as a percentage of net revenue remained flat at 50.7 percent when compared to the same period in 1997.

         PROVISION FOR TITLE LOSSES. The following table summarizes key information pertaining to the Company's provision for title losses:

(dollars in thousands)                             THREE MONTHS ENDED                NINE MONTHS ENDED
                                                      SEPTEMBER 30,                    SEPTEMBER 30,
                                                      -------------                    -------------
                                                 1998              1997             1998              1997
                                                 ----              ----             ----              ----
Provision for title losses                   $   31,904        $   25,866        $   88,650        $   72,152
Title, escrow, trust and other revenue          481,326           357,430         1,328,887           995,726
Ratio                                               6.6%              7.2%              6.7%              7.2%

                                                          AS OF           AS OF
                                                        SEPTEMBER 30,  DECEMBER 31,
                                                           1998           1997
                                                           ----           ----
Reserve for title losses at period-end                   $603,168       $564,334

Paid losses, net of recoveries-trailing 12 months          66,579         70,913
Reserve coverage of paid losses-trailing 12 months          9.1 x          8.0 x

         The provision for title losses as a percentage of operating revenue was reduced this year from the provision in 1997 in recognition of a continued downward trend in claims paid.

         OTHER OPERATING AND ADMINISTRATIVE EXPENSES. During the third quarter of 1998, other operating and administrative expenses increased $14.4 million when compared to the same period in 1997. During the first nine months of 1998, excluding Spin-Off and related management restructuring costs of $5.4 million, operating and administrative expenses increased $60.4 million. The increased level of expense was related to increases in variable costs associated with the higher levels of revenue earned in the current year.

         Of the third quarter increases in these expenses, purchased property information increased $6.1 million, contract labor increased $4.9 million, postage and supplies increased $2.7 million, and the remainder of the increase was incurred in other categories.

         Of the increase in these expenses for the first nine months of 1998, purchased property information increased $18.6 million, contract labor increased $10.8 million, postage and supplies increased $6.3 million and the remainder of the increase was incurred in other categories.

Liquidity and Capital Resources

         At September 30, 1998, the Company and CT&T (on a stand-alone basis excluding all other subsidiaries) had total cash and marketable securities of $579.8 million, $545.3 million of which were pledged to secure escrow and other liabilities. At December 31, 1997, CT&T (on a stand-alone basis excluding subsidiaries) had total cash and marketable securities of $511.9 million, $476.2 million of which were pledged to secure escrow and other liabilities.

         For the nine months ended September 30, 1998, the Company generated cash from continuing operations of $108.6 million. For the comparable period last year, a total of $89.1 million in cash was generated by continuing operations activities. The increase in cash flow from continuing operations was attributable to improved operating performance and improved claims experience.

         During the nine months ended September 30, 1998, the Company used a total of $30.7 million in cash in six acquisitions. The Company used internally generated funds to finance these acquisitions.

         On May 29, 1998, CT&T entered into a revolving loan and credit agreement that provides for borrowings of up to $50 million on a revolving basis at a floating rate of interest. No amounts were outstanding under this facility as of September 30, 1998. This facility will terminate in May 2003.

         The transfer of Alleghany Asset Management preceding the Spin-Off reduced the Company's consolidated stockholders' equity by $22.7 million. During second quarter of 1998, prior to the Spin-Off, CT&T declared a dividend in the amount of $9 million to Alleghany in the form of a promissory note which is payable at December 31, 1998. This dividend represents a distribution by CT&T of a portion of its earnings for the period during 1998 that it was held as a subsidiary of Alleghany.

         On October 27, 1998, the Company's board of directors declared a dividend of $0.34 per share payable in cash on December 15, 1998 to stockholders of record as of December 1, 1998. Based upon a total of 21.9 million shares of common stock outstanding, this will result in the reduction of consolidated stockholders' equity by $7.4 million.

         The Company has announced that it may purchase up to two million shares of its common stock in open market transactions from time to time over the next five years. The purpose of the repurchase program is to provide shares for various employee and director benefit plans. Pursuant to this program, 41,700 shares were purchased in the third quarter of 1998 at a cost of $1.7 million.

         The Company's common stockholders' equity per share as of September 30, 1998 was $20.34.

         Management believes cash generated from operations, investments, and cash available from financing activities will provide sufficient liquidity to meet the Company's anticipated needs over the next twelve to twenty-four months.


         Year 2000 Issues

         Many computer programs utilized by the Company and its business units use only two digits to identify the year in the date field, which may mean that a computer will fail to distinguish dates in the year 2000 and thereafter from dates in the 1900's. Failure to correct this situation could result in a significant disruption in business operations. The Company and its business units have undertaken a program to determine the extent of "Year 2000" compliance issues within each of its significant information technology and non-information technology systems (such as equipment which contains micro-processors) and to take remedial action. Included within the scope of this review are systems utilized on a company-wide basis in title plants, title production units, claim processing, human resources, financial management and company-wide infrastructure. Non-compliant systems are being reprogrammed or replaced and subsequently tested.

         Costs of approximately $1.0 million were incurred in all of 1997 and another $1.5 million was spent through the third quarter of 1998 in performing the review and related remedial work on these centralized systems. The Company expects to spend an additional $0.7 million through the remainder of 1998 and in 1999 to complete its company-wide system remediation and testing efforts. The majority of both the incurred and anticipated spending is associated with payroll expense for internal and contract programming personnel. By the end of 1998, it is expected that the evaluation and remediation phases for each of the significant company-wide systems will have been largely completed for Year 2000 issues, thus allowing sufficient time in 1999 for further testing.

         In addition to the company-wide systems, there are various other computer systems used by the Company's business units on a local basis. Regional managers report on the status of Year 2000 compliance activities within their area of responsibility to the Company's senior management on a regular basis. To assist in their compliance programs, a comprehensive questionnaire that incorporates recommendations of the American Land Title Association has been developed and distributed by the Company's Information Services Division. Due to the diverse nature of the computer systems used on a local basis, it is difficult to estimate the total costs to be incurred in performing the necessary review and remediation activity for Year 2000 issues. However, based upon the results of reviews that have taken place to date, the Company's management believes that such costs will not exceed $3.0 million in total over the years 1998 and 1999.

         Management currently believes that it will be able to timely resolve the Year 2000 issues affecting the computer systems of the Company and its business units and that the cost of addressing such matters will not have a material impact on the business, operations or financial condition of the Company and its business units.

         In addition to the review of internal systems, the Company and its business units are also contacting third parties with which they do business to coordinate action with respect to Year 2000 issues and to receive confirmation that plans are being developed to address Year 2000 compliance. To date, the Company has received varying information from such third parties on the state of compliance or expected compliance. The Company and its business units have not yet developed contingency plans to address the failure of third parties to address Year 2000 compliance issues adequately. Where needed, contingency plans are expected to be developed by early 1999.

         Failure by third parties with which the Company has important business relationships to resolve their Year 2000 issues could have a material adverse effect on the Company's operations and financial condition. The Company is unable to determine at this time the most reasonably likely worst-case scenario, but this will be analyzed based upon information that the Company continues to receive from third parties.

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

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits.

EXHIBIT NUMBER                      DESCRIPTION

         27       Financial Data Schedule.

         (b)      Reports on Form 8-K.

         No reports on Form 8-K were filed during the third quarter of 1998.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  CHICAGO TITLE CORPORATION
                                  Registrant

Date: November 16, 1998           /s/ Peter G. Leemputte
                                  ------------------------------------
                                  Peter G. Leemputte
                                  Executive Vice President, Chief Administrative
                                  Officer and Chief Financial Officer
                                  (principal financial officer)

                                  EXHIBIT INDEX

      EXHIBIT NUMBER                                                DESCRIPTION

            27               Financial Data Schedule.