Form 10-K
period 1998-12-31
CHICAGO TITLE CORP
filed 1999-03-30
CIK 1058575

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                ----------------

                                    FORM 10-K

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended December 31, 1998

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from . . . . . . . . to . . . . . . .

                        Commission file number 001-13995

                                 ---------------

                            CHICAGO TITLE CORPORATION
             (Exact Name of Registrant as Specified in its Charter)
                                 ---------------

            Delaware
        (State or Other
        Jurisdiction of                                    36-4217886
        Incorporation or                                (I.R.S. Employer
         Organization)                               Identification Number)

                             171 North Clark Street
                             Chicago, Illinois 60601
              (Address of Principal Executive Offices and Zip Code)

       Registrant's telephone number, including area code: (888) 431-4288

           Securities registered pursuant to Section 12(b) of the Act:

  Common Stock, $1.00 par value per       New York Stock Exchange
                share                 (Name of Each Exchange on Which
        (Title of Each Class)                   Registered)

   Securities registered pursuant to Section 12(g) of the Act: Not Applicable

      Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

      The aggregate market value of shares of Common Stock of Chicago Title Corporation held by non-affiliates of the Registrant on March 1, 1999 (based on the closing price of $33.75 on such date as reported on the New York Stock Exchange) was approximately $590,411,295. As of March 1, 1999, 21,919,789 shares of Common Stock, $1.00 par value per share, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference into the indicated part(s) of this Report:

------------------------
Annual Report to Stockholders of                            Part I and Part II
Chicago Title Corporation for the year 1998

Proxy Statement relating to Annual Meeting                  Part III
of Stockholders of Chicago Title Corporation to be held on April 27, 1999

                            Chicago Title Corporation
                           Annual Report on Form 10-K
                      for the Year ended December 31, 1998

                                Table of Contents
                                                                    Page
                                                                    ----
PART I

Item 1.  Business......................................................1

Item 2.  Properties...................................................11

Item 3.  Legal Proceedings............................................12

Item 4.  Submission of Matters to a Vote of Security Holders..........12

Supplemental Item.   Executive Officers of the Registrant.............12


PART II

Item 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters..........................................14

Item 6.  Selected Financial Data......................................14

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations..........................14

Item 7A. Quantitative and Qualitative Disclosures About Market
         Risk.........................................................14

Item 8.  Financial Statements and Supplementary Data..................14

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure..........................14


PART III

Item 10. Directors and Executive Officers of the Registrant...........15

Item 11. Executive Compensation.......................................15

Item 12. Security Ownership of Certain Beneficial Owners and
         Management...................................................15

Item 13. Certain Relationships and Related Transactions...............15


PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on
         Form 8-K.....................................................16


Signatures

Index to Financial Statement Schedules

Financial Statement Schedules

Independent Auditors' Report on Financial Statement Schedule

Index to Exhibits

Exhibits

                                     PART I

Item 1. Business.

      Chicago Title Corporation ("Chicago Title") is one of the nation's largest providers of title insurance and real estate-related services for residential and commercial real estate transactions. One of the pioneers of the title insurance industry over a century ago, Chicago Title currently has more than 340 full service offices and approximately 4,100 policy-issuing agents in 49 states, Puerto Rico, the Virgin Islands, Guam, and Canada. Chicago Title believes that its brand name, national distribution network, financial position and experienced management have enabled it to become one of the premier companies participating in the title insurance and real estate-related services industry. Chicago Title's strategy is to improve its market share and earnings growth by:
(i) focusing its marketing efforts to serve three distinct customer sectors -- Institutional Partners, Core Local Operations, and National Commercial and Industrial ("National C&I"); (ii) pursuing growth opportunities, including selective acquisitions; and (iii) generating operating efficiencies and cost improvements through promotion of best practices throughout the organization and investments in technology, such as the development of an "electronic spine," that will more fully integrate Chicago Title's services and offices.

      Chicago Title was organized as a Delaware corporation in March 1998 and was a wholly owned subsidiary of Alleghany Corporation ("Alleghany"). On June 17, 1998, Chicago Title was spun off from Alleghany (the "Spin-Off") and became an independent, publicly traded company. In connection with the Spin-Off, the common stock of Chicago Title was listed on the New York Stock Exchange under the ticker symbol "CTZ." Chicago Title's principal executive offices are located at 171 North Clark Street, Chicago, Illinois, 60601 and its telephone number is
(888) 431-4288.

      Chicago Title is the public holding company for Chicago Title and Trust Company ("CT&T") and its subsidiaries. CT&T was organized as an Illinois corporation in 1912 and was acquired, along with its wholly owned subsidiary Chicago Title Insurance Company ("CTI"), by Alleghany in June 1985. CTI, a Missouri corporation incorporated in 1961, succeeded to businesses conducted by predecessor corporations since 1847. CT&T and CTI are headquartered in Chicago. Security Union Title Insurance Company ("Security Union"), acquired in 1987, and Ticor Title Insurance Company ("Ticor Title"), acquired in 1991, were incorporated in California in 1962 and 1965, respectively. Both Security Union and Ticor Title were parts of business organizations that had succeeded to businesses conducted since around the turn of the century. Security Union and Ticor Title are headquartered in Pasadena, California.

      Through its subsidiaries, primarily CTI, Ticor Title and Security Union, Chicago Title conducts title searches and issues title insurance policies in residential and commercial real estate transactions. Policies are issued by Chicago Title directly through branch offices, as well as through independent agents and approved attorneys working as independent contractors. Chicago Title manages its risk exposure through an underwriting approval system that entails higher levels of approval for larger commitments, as well as by placing liability caps on loss occurrences and purchasing reinsurance protection. In addition, Chicago Title maintains a significant claims reserve against losses.

      In addition to title production and risk assumption, Chicago Title offers associated escrow and closing services, including managing escrow accounts; prorating and adjusting insurance, tax and rents; preparing, reviewing and recording documents such as deeds; clearing liens; disbursing funds and transmitting final documents to the parties to a real estate transaction.

      Chicago Title also provides other information management-based real estate-related services. Chicago Title Flood Services, Inc., acquired in 1995, provides certifications as to the flood zone status of properties for lenders, who are required by federal law to determine whether real property pledged to secure a loan is in an area prone to flooding. Chicago Title Credit Services, Inc., also acquired in 1995, uses a state-of-the-art proprietary system that orders and prepares credit information reports for lending institutions. Chicago Title -- Market Intelligence, Inc., acquired in 1996, provides detailed real estate property evaluation services to lending institutions, utilizing artificial intelligence software, detailed real estate database statistical analysis and physical property inspections through a network of 15,000 real estate agents and appraisers. Chicago Title -- Market Intelligence, Inc. also offers property appraisal services through a network of state-licensed contract appraisers. Chicago Title made several acquisitions of companies offering real estate-related services in 1998. Universal Mortgage Services, Inc., now known as Chicago Title Field Services, Inc., provides property inspection, preservation and maintenance services nationwide. Consolidated Reconveyance Company, now operating as a division of CTI, furnishes foreclosure and reconveyance services to institutional lenders. Westfall & Company provides mortgage services in the residential mortgage business. Finally, Escondido Escrow and Ranch & Coast Escrow are two of the largest and most experienced escrow providers in California. The former is also one of the leading timeshare escrow organizations in the nation.

      Chicago Title's title insurance subsidiaries protect a variety of interests in real property by issuing insurance policies to purchasers of residential and commercial properties, mortgagees and others with interests in real property. These policies protect against losses suffered as a result of liens, encumbrances and other defects to title. Prior to issuing a policy, an agent or employee of Chicago Title conducts a title search and examination of the property. Such a search requires review of various records providing a history of transfers of interests in the real estate to be insured. These records are maintained by local governmental entities, such as counties and municipalities. To facilitate preparation of title reports, title records known as title plants are compiled and owned by Chicago Title. These plants, which are continually updated, consist of copies of land title and deed information from public records dating back many years.

      While most other forms of insurance assume the risk of loss arising out of unforeseen future events, title insurance protects the policy holder principally from the risk of loss from events that predate the issuance of the policy. This distinction explains the low claims loss experience of title insurers as compared with other types of insurers.

Losses generally result from errors made in the title search and examination process or the escrow process, or from other problems such as fraud or incapacity of persons transferring property rights. Operating expenses, however, are relatively high for title insurers as compared with other types of insurers. Considerable costs may be incurred relating to the personnel required to process forms, search titles, collect information on properties and prepare title insurance reports, policies and commitments. Title insurers also face costs associated with the establishment, operation and maintenance of title plants, or with gaining access to title plants owned by others.

      In addition to title production and risk assumption, the industry provides associated real estate closing, escrow and disbursement services such as managing escrow accounts, clearing liens and preparing and filing closing documents. More broadly defined, the title insurance industry also includes other real estate-related services such as property valuation, credit reporting, field inspection and foreclosure and reconveyance services.

Strategy

      During 1997, Chicago Title undertook an in-depth analysis that assessed changes within the rapidly evolving title industry. As a result of this study, Chicago Title has developed a strategy to increase its market share and earnings growth by: (i) focusing its marketing efforts to serve three distinct customer sectors -- Institutional Partners, Core Local Operations and National C&I; (ii) pursuing growth opportunities, including selective acquisitions; and (iii) generating operating efficiencies and cost improvements through promotion of best practices throughout the organization and investments in technology, such as the development of an "electronic spine," that will more fully integrate Chicago Title's services and offices.

      Marketing Focus. In the past, title insurance marketing has mainly targeted local real estate agents, attorneys and lenders for residential real estate transactions. While the model of the smaller, local client remains important, large customers, such as national residential mortgage lenders, real estate investment trusts and developers, are becoming increasingly significant. The buying criteria of locally based clients differ from those of large, geographically diverse customers in that the former tend to emphasize personal relationships and ease of transaction execution, while the latter may place more emphasis on consistent product delivery and the ability of service providers to meet their information systems requirements for electronic product delivery.

      Recognizing the trend toward an increasingly segmented customer base, Chicago Title is focusing its marketing efforts and distribution network to serve three distinct customer sectors -- Institutional Partners, Core Local Operations and National C&I.

      Institutional Partners. This sector markets its services to large residential lenders, who emphasize consistency and cost. Toward this end, the CastleLink(SM) sales organization was formed in 1997 to sell and deliver integrated real estate services nationwide. Chicago Title has broadened its array of product offerings for this customer sector, adding flood certification, credit reporting, property valuation and default management services to the traditional title, escrow and closing services.

      Core Local Operations. Chicago Title intends to continue its long history of providing relationship-based high quality service to these customers.

      National C&I. This sector specializes in meeting the needs of clients involved in large commercial transactions. Success is dependent upon integrated relationship management on a national basis, technical excellence, services tailored to specific customer needs and seamless national service.

      Growth Opportunities. Chicago Title believes that important market segments of the title insurance industry remain fragmented and that much of the competition in the title production and escrow/closing markets consists of numerous smaller players, including small title companies, agents, attorneys and local escrow companies. Chicago Title also believes that the trend toward a consolidating customer base that is demanding national presence and electronic product delivery capabilities creates an opportunity for large service providers, such as Chicago Title, to expand market share, both through internal growth and acquisitions. Similar opportunities to expand market share are believed to exist for the flood certification, credit reporting, property valuation and default management products. Acquisitions under this initiative are directed toward selective companies intended either to broaden Chicago Title's array of product offerings or to bolster Chicago Title's presence in certain higher growth title insurance markets. This acquisition program has been funded from Chicago Title's internally generated cash flow.

      Operating Efficiencies and Cost Improvements. Opportunities exist among relatively decentralized local offices to enhance performance and reduce operating expenses. Chicago Title has thus started a best practices initiative to promote the transfer of ideas and techniques used by high performing units of Chicago Title with the goal of standardizing excellence throughout all its offices.

      Further operating efficiencies are expected to result from investments in technology, including the development of an "electronic spine" that will enable Chicago Title to receive, track, produce, deliver and bill an order for any product in any location. Integrating the company electronically will improve customer service while enhancing Chicago Title's ability to consolidate facilities and allocate staffing more efficiently. Through December 31, 1998, Chicago Title had spent approximately $3.8 million and management currently estimates that costs aggregating approximately an additional $17 million will be incurred in connection with construction of the electronic spine. These costs are expected to be incurred over a three-year period and will be funded from internally generated cash flow.

Financial Ratings

      The principal title insurance subsidiaries -- CTI, Security Union and Ticor Title -- carry a claims-paying ability rating of "A" from Standard & Poor's Corp. and from Duff & Phelps Credit Rating Co. In addition, Moody's Investors Service has assigned an insurance financial strength rating of "A2" to CTI, "A3" to Ticor Title and "Baa1" to Security Union.

      These ratings reflect the rating agencies' current opinions of the claims-paying ability, financial strength and operating performance of the rated subsidiary, as well as its ability to meet its obligations to policyholders. The factors addressed by these ratings are of concern to policyholders, agents and intermediaries, and are not evaluations directed toward the protection of investors in Chicago Title common stock. Such ratings should not be relied on when making an investment decision regarding Chicago Title common stock.

Investment Operations

      Investments held by Chicago Title or any of its subsidiaries must comply with the insurance laws of the state of incorporation of the company holding the investment; relevant states are Missouri, California and Oregon. These laws prescribe the kind, quality and concentration of investments that may be made by insurance companies. In general, these laws permit investments, within specified limits and subject to certain qualifications, in federal, state and municipal obligations, corporate bonds, preferred and common stocks and real estate mortgages.

      Chicago Title's current investment policy is (i) to minimize the cyclical volatility of the portfolio (ii) to maintain stability of principal, (iii) to maintain consistency of cash flow and liquidity and (iv) to earn a favorable total return.

      The following table summarizes the investments of Chicago Title, excluding cash, as of December 31, 1998, with all investments carried at fair value in its financial statements prepared in accordance with generally accepted accounting principles (dollars in thousands):

                                       Amortized Cost or Cost         Fair Value
                                       -----------------------   ----------------------
                                          Amount    Percentage     Amount    Percentage
                                       -----------  ----------   ----------  ----------
Short-term investments                  $  194,952    16.7%      $  194,952    16.3%
Corporate bonds                            137,021    11.7%         139,241    11.7%
United States government
  and government agency bonds              259,348    22.2%         268,807    22.5%
Mortgage- and asset-backed securities      195,051    16.7%         198,355    16.6%
Municipal bonds                            333,773    28.5%         340,604    28.5%
Foreign bonds                                2,674     0.2%           2,700     0.2%
Redeemable preferred stock                  13,613     1.2%          14,005     1.2%
Equity securities                           33,079     2.8%          35,464     3.0%
                                        ----------   -----       ----------   -----
Total                                   $1,169,511   100.0%      $1,194,128   100.0%
                                        ==========   =====       ==========   =====

      The following table indicates the composition of the long-term fixed maturities portfolio, including preferred stock, as of December 31, 1998 by the rating system of the National Association of Insurance Commissioners ("NAIC") (dollars in thousands):

                Long-Term Fixed Maturity Portfolio by NAIC Rating

                                                           Fair Value     Percentage
                                                           ----------     ----------
NAIC 1                                                      $863,971         89.6%
NAIC 2                                                        65,046          6.7%
NAIC 3                                                        17,004          1.8%
NAIC 4                                                         3,686          0.4%
NAIC A, L & P3 (Redeemable preferred stock)                   14,005          1.5%
                                                            --------        -----
   Total                                                    $963,712        100.0%
                                                            ========        =====

      The following table indicates the composition of the fixed maturities portfolio, including preferred stock, by years until contractual maturity as of December 31, 1998 (dollars in thousands); contractual maturities will differ from expected maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties:

           Long-Term Fixed Maturity Portfolio by Years Until Maturity

                                                        Fair Value        Percentage
                                                        ----------        ----------
One year or less*                                        $159,201            16.5%
Over one year through five years                          425,975            44.2%
Over five years through ten years                         141,599            14.7%
Over ten years                                             38,582             4.0%
Mortgage- and asset-backed                                198,355            20.6%
                                                         --------           -----
     Total                                               $963,712           100.0%
                                                         ========           =====

----------
* Included in this category are $14,005 of redeemable preferred stock.

      The principal tangible asset of Chicago Title and its subsidiaries is the investment portfolio. The entire investment portfolio is classified as available for sale. Chicago Title has a conservative investment philosophy with respect to both asset quality and maturity distribution. Chicago Title maintains a short-term investment portfolio ranging from approximately $60 million to $265 million, consisting of top rated commercial paper (A-1/P-1), highest rated bank certificates of deposit and institutional money market funds. The average maturity period of securities in the short-term portfolio is typically less than 30 days. Chicago Title's long-term portfolio consists of top rated tax-exempt bonds, United States Treasury securities, corporate bonds of United States issuers, mortgage-backed securities and a limited amount of publicly traded common stocks. Average quality of the long-term portfolio is maintained at a Moody's rating of Aa3 or higher, with over 97 percent of all securities rated investment grade by

Moody's. Chicago Title has no interest rate swaps or other material derivative financial instruments outstanding. The duration of the short-term and fixed income securities in Chicago Title's portfolio is approximately 2.4 years and is managed within a duration range of 1.9 to 3.1 years. Duration measures a portfolio's sensitivity to change in interest rates; a change within a range of plus or minus 1 percent in interest rates would be expected to result in an inverse change of approximately 2.4 percent in the fair value of Chicago Title's portfolio.

      Chicago Title does not specifically match particular assets to related liabilities, but instead holds the investment portfolio to a shorter maturity structure than liabilities. This relatively short portfolio maturity structure is maintained so that investment income responds to changes in the level of interest rates, offsetting to some degree the cyclicality of title insurance operations. However, Chicago Title regularly re-examines its portfolio strategies and periodically modifies asset allocation and bond portfolio maturity based on the market outlook, interest rates and/or title insurance operating conditions.

Reserve for Title Losses

      Generally, title insurance claim rates are lower than for other types of insurance because title insurance policies typically insure against prior events affecting the quality of real estate titles, rather than against unforeseen, and therefore less avoidable, future events. A provision is made for estimated future claim payments at the time revenue is recognized. Initial reserve provisions are derived directly from premium revenues based upon anticipated loss ratios. Claims payments generally result from either judgment errors or mistakes made in the title search and examination process or the escrow process, or from other problems such as fraud or incapacity of persons transferring property rights.

      When a claim is reported, Chicago Title establishes a "case" reserve, based upon the best estimate of the total amount necessary to settle the claim and to provide for allocated loss adjustment expenses ("LAE"), including legal defense costs. These reserves are periodically adjusted by Chicago Title based on its evaluation of subsequent developments regarding the reported claim.

      In addition to case reserves, Chicago Title also maintains reserves for title losses that are incurred but not yet reported ("IBNR reserves"). These reserves are particularly significant in long tail lines of insurance, such as title insurance, for which the claim and the event causing the claim may be separated by a long period of time. Unlike most other types of insurance, the event giving rise to a possible future claim under a title insurance policy - the defect in the title - occurred before issuance of the policy but may not be discovered, if ever, until well after issuance.

      Chicago Title establishes IBNR reserves by using actuarial principles and procedures commonly used in the title insurance industry to estimate the ultimate liability for losses and LAE. The actuarial procedures use historic patterns of claims to predict likely future claims. Projections are analyzed in the context of changing economic conditions, and the projections and related reserves are modified when appropriate.

      IBNR reserves are also established for very large or unusual claims that might fall outside the normal distribution of expected claims experience. Reserves for these claims are based on an analysis of the experience of both Chicago Title and the title insurance industry.

      Chicago Title's reserves are reviewed regularly by management and are certified by an independent actuary on an annual basis. Chicago Title does not discount its reserves for anticipated investment income.

      Because of the long-term nature of most title insurance exposures, there is inherent uncertainty in estimating reserves. Actual losses may differ, perhaps substantially, from reserves on Chicago Title's financial statements, which could have a material effect on Chicago Title's financial condition and results of operations. Based on current information, management believes the reserve for title losses at December 31, 1998 is adequate.

      CTI, Ticor Title and Security Union each have generally restricted the size of any one risk of loss that they will retain to $140 million, $80 million and $30 million, respectively. The title insurance subsidiaries of Chicago Title reinsure risks with each other and with other title insurance companies in excess of what they are willing to retain. In addition, the title insurers have purchased excess of loss title reinsurance coverage for losses in excess of $12.5 million, subject to certain exclusions. For these losses, the reinsurers will pay 90 percent of the loss amount from $12.5 million to $62.5 million. However, reinsurance arrangements do not relieve a title insurance company that issues a policy from its legal liability to the holder of the policy and, thus, the risk of nonperformance by the assuming reinsurer is borne by the issuer of the policy.

      In connection with the acquisition by Alleghany of CT&T and CTI in 1985, Lincoln National Corporation ("Lincoln"), the former owner of CT&T and CTI, agreed to indemnify Alleghany, CT&T and CTI and its subsidiaries, in respect of certain title insurance liabilities, up to an aggregate amount of $128 million (of which approximately $123 million remains available). In connection with the Spin-Off, Alleghany transferred the benefit of its rights in respect of such indemnification to Chicago Title. Among other liabilities, Lincoln agreed to indemnify for 50% of the first $10 million of liabilities, costs and expenses (including awards of attorneys' fees and a portion of attorneys' fees incurred by Chicago Title, CT&T and CTI and its subsidiaries in the defense of such claims), and 75% of such amounts in excess of $10 million, arising out of or relating to aboriginal land claims which were identified in the 1985 acquisition agreement or which are commenced prior to July 1, 2015 under policies issued prior to the 1985 acquisition.

Business Conditions; Seasonality

      Chicago Title's business is highly dependent upon the volume of real estate transactions occurring within the market. In turn, the volume of real estate transactions is highly sensitive to interest rate levels and general economic conditions. Because these factors can be very volatile, revenue levels for Chicago Title can also be volatile. As business volume for the real estate-related businesses is correlated to mortgage loan origination volumes, revenues for these businesses tend to be impacted by economic factors in a fashion similar to the title industry.

      Due to lower interest rates in the second half of 1995, the volume of refinancing transactions was strong in the first quarter of 1996 but diminished as interest rates leveled off. Interest rates remained relatively stable for the remainder of 1996, resulting in an increase in the volume of real estate construction and resale activity. In 1997, particularly in the second half of the year, low inflation, low unemployment rates and low interest rates in the United States resulted in exceptional growth in the commercial and industrial sector and a resurgence in residential resale and refinancing transactions.

      These nearly ideal economic conditions continued throughout 1998. Records were set for both new and existing home sales in 1998. Declines in mortgage interest rates spurred two significant spikes in the volume of residential refinancings during the year--in the first and fourth quarters. Despite some turbulence in the commercial mortgage-backed security market in the second half of the year, revenue from commercial and industrial transactions also reached new heights.

      The title insurance business is seasonal, since real estate activity is seasonal. The first calendar quarter is typically the weakest quarter in terms of revenue due to the generally low volume of home sales during the winter. The fourth calendar quarter is typically the strongest in terms of revenue due to the desire of commercial entities to complete transactions by year-end. These traditional seasonal patterns can be altered if there is a significant change in the level of interest rates due to the impact that the cost of financing has on the volume of real estate transactions.

      Title insurance premiums are recognized as revenues principally at the time of the real estate closing. As a result, there is typically a lag of about two months between the time that a title insurance order is placed, at which time work commences, and the time that Chicago Title recognizes the revenues associated with the order. Revenues from title policies issued by independent agents are generally recorded when notice of issuance is received from the agent.

Competition

      The title insurance industry is competitive throughout the United States, with large title insurance firms such as the title insurance subsidiaries of Chicago Title competing on a national basis, while smaller firms have significant market share on a regional basis. Based on 1997 revenues reported in statutory filings, CTI, Security Union, Ticor Title, LandAmerica Financial Group ("LandAmerica"), First American Title Insurance Company ("First American"), Stewart Title Insurance Co., Fidelity National Title Insurance Co., and Old Republic Title Insurance Group, Inc. together accounted for about 90% of all title insurance revenues. Chicago Title's title insurance subsidiaries had statutory title revenues representing in the aggregate 20.3% of the industry total. By comparison, LandAmerica had 21.8%, followed by First American at 21.0%. LandAmerica was formed in February 1998 when Lawyers Title Insurance Company ("Lawyers") acquired the title insurance units of Reliance Group Holdings, Inc.

("Reliance"). The 1997 market share shown above for LandAmerica represents the combined market shares of Lawyers and Reliance. Chicago Title's title insurance subsidiaries also compete with abstractors, attorneys issuing opinions and, in some areas, state land registration systems. The removal of regulatory barriers in the future might result in new competitors, including financial institutions, entering the title insurance business.

      Chicago Title believes that competition in the title insurance industry is primarily on the basis of expertise, service and price. In addition, the financial strength of the insurer has become an increasingly important factor in decisions relating to the purchase of title insurance, particularly in multi-site transactions and in situations involving real estate-related investment vehicles such as real estate investment trusts and real estate mortgage investment conduits.

      Chicago Title's flood certification, credit reporting, property valuation, field inspection and foreclosure and reconveyance services businesses face significant competition from other similar real estate service providers. In addition, mortgage lenders may choose to produce these services internally rather than purchasing them from outside vendors.

Regulation

      Title insurance companies are subject to regulation and supervision by state insurance regulators under the insurance statutes and regulations of states in which they are incorporated. CTI is incorporated in Missouri, Security Union is incorporated in California and has a title insurance subsidiary incorporated in Oregon, and Ticor Title is incorporated in California. Each of these companies is also regulated in each jurisdiction in which it is authorized to write title insurance. Regulation and supervision vary from state to state, but generally cover such matters as the standards of solvency which must be met and maintained, the nature of limitations on investments, the amount of dividends which may be distributed, requirements regarding reserves for statutory premiums, the licensing of insurers and their agents, the approval of policy forms and premium rates, periodic examinations of title insurers and annual and other reports required to be filed on the financial condition of title insurance companies. In addition, the market behavior of all entities involved in real estate transactions is governed by the Real Estate Settlement Practices Act and related regulations.

      Chicago Title and CT&T are also subject to the insurance holding company regulations of Missouri, California and Oregon. The acquisition of CTI, Security Union and Ticor Title and their respective title insurance subsidiaries by Alleghany and/or CT&T was subject to prior notification and/or approval from the insurance regulatory authorities in the states in which such title insurance companies are incorporated. The Spin-Off and/or certain related transactions were subject to prior notification and/or approval in California, Missouri, Oregon, Illinois and Texas. Chicago Title, CT&T and their other non-insurance subsidiaries, however, are generally not subject to restrictions on their business activities due to their affiliation with Chicago Title's title insurance subsidiaries.

      CT&T, in its capacity as a non-depository trust company, is regulated by the State of Illinois Office of Banks and Real Estate. Regulation covers such matters as the fiduciary's management capabilities, the investment of funds held for its own account, the soundness of its policies and procedures, the quality of the services it renders to the public and the effect of its trust activities on its financial soundness.

      CT&T and its subsidiaries are subject to a consent agreement with the Federal Trade Commission (the "FTC") effective July 22, 1991 and amended in July 1996 and February 1999, which settled certain antitrust objections raised by the FTC in respect of the acquisition of Ticor Title by CT&T. The consent agreement provided for the divestiture by CT&T after its acquisition of Ticor Title of certain title plants serving overlapping geographical areas. Until July 2001, CT&T and its subsidiaries are required to give prior notification to the FTC of any acquisitions of an ownership interest in a title plant serving the same geographic area as a plant in which CT&T or any of its subsidiaries already has an ownership interest. CT&T is not, however, required to provide notice with respect to any acquisition of a copy of title records or other information from an entity which retains the ownership and control of the original and where competition in the ordinary course between the parties is not otherwise restrained. CT&T is also required to provide notification to the FTC in advance of any change in corporate structure, such as the creation, dissolution or sale of subsidiaries or any other change that may affect compliance with the consent agreement.

      While the real-estate related services companies generally are not subject to direct regulatory supervision, federal and state laws governing real estate settlement practices, credit reporting and flood zone determinations significantly impact their businesses.

Employees

      At December 31, 1998, Chicago Title had approximately 10,550 employees, including full-time and part-time employees.

Item 2. Properties.

      CT&T leases about 282,000 square feet for the headquarters and operations of Chicago Title, CT&T and CTI in the Chicago Title and Trust Center, a 49-story office complex at 171 North Clark Street in Chicago, Illinois. Of this space, about 45,000 square feet is subleased to CT&T's former subsidiary, The Chicago Trust Company.

      Ticor Title's and Security Union's headquarters are in leased premises of about 45,000 square feet in Pasadena, California. Chicago Title and its subsidiaries own or lease buildings or office space in approximately 600 locations throughout the United States, primarily for CTI, Security Union and Ticor Title full-service and satellite branch office operations.

Item 3. Legal Proceedings.

      Chicago Title is a party to pending litigation and claims in connection with the ordinary course of its business. Provision is made on its books, in accordance with generally accepted accounting principles, for estimated losses to be incurred in such litigation and claims, including legal costs. In the opinion of management, the provision was adequate as of December 31, 1998.

Item 4. Submission of Matters to a Vote of Security Holders.

      No matter was submitted to a vote of security holders during the fourth quarter of 1998.

Supplemental Item.  Executive Officers of the Registrant.

      The name, age, position and five-year business history of each executive officer of Chicago Title as of March 1, 1999 are as follows. Except for Mr. Iannaccone, who was elected to his position at Chicago Title in October 1998, each of the following executive officers was elected to the positions at Chicago Title indicated below in June 1998 in anticipation of the Spin-Off.

                                                     Business Experience
Name                  Age   Current Position         During the Last Five Years
----                  ---   ----------------         --------------------------

John Rau              50    President and            President and Chief
                            Chief Executive Officer  Executive Officer, CT&T
                                                     and CTI, since January
                                                     1997; Dean, School of
                                                     Business at Indiana
                                                     University (education),
                                                     prior thereto.

Thomas H. Hodges      53    Executive Vice           Executive Vice President,
                            President                CT&T, since October 1997;
                                                     Executive Vice President,
                                                     First Chicago NBD Corp
                                                     (banking), from January
                                                     1995 to December 1996;
                                                     Senior Vice President,
                                                     First Chicago NBD Corp.,
                                                     prior thereto.

Louis A. Iannaccone   50    Executive Vice           Senior Vice President and
                            President and            Chief Information
                            Chief Technology and     Officer, Long Island
                            Information Officer      Bancorp, from May 1994
                                                     until October 1997; Vice
                                                     President and Division
                                                     Information Officer,
                                                     Chase Manhattan Bank,
                                                     prior thereto.

Michael J. Keller*     50   Executive Vice         Executive Vice President,
                            President              CT&T and CTI, since
                                                   February 1997; Executive
                                                   Vice President of
                                                   Mortgage Banking, Norwest
                                                   Mortgage Banking
                                                   (mortgage banking), prior
                                                   thereto.

Peter G. Leemputte     41   Executive Vice         Executive Vice President and
                            President,             Chief Administrative Officer,
                            Chief Administrative   CT&T, since January 1998, and
                            Officer and Chief      Chief Financial Officer,
                            Financial Officer      CT&T, since March 1998; Vice
                                                   President, Mercer Management
                                                   Consulting, Inc. (management
                                                   consulting), from July 1996
                                                   until January 1998;
                                                   Corporate Vice President
                                                   and Controller, Armco
                                                   Inc. (steel manufacturing
                                                   and metals processing),
                                                   prior thereto.

Paul T. Sands, Jr.     55   Executive Vice         Executive Vice President,
                            President,             General Counsel and
                            General Counsel and    Secretary, CT&T, and
                            Secretary              Executive Vice President
                                                   and General Counsel, CTI,
                                                   since January 1997;
                                                   Senior Vice President,
                                                   CTI and CT&T, prior
                                                   thereto.

Christopher Abbinante  48   Senior Vice President  Senior Vice President and
                            and Manager, Eastern   Manager, Eastern
                            Division               Division, CTI.


William T.             52   Senior Vice President  Senior Vice President and
Halvorsen, Jr.              and Manager, Western   Manager, Western
                            Division               Division, CTI.


----------
* Mr. Keller left Chicago Title in March 1999.

                                     PART II

Item 5. Market for the Company's Common Equity and Related Stockholder Matters.

      The information required by this Item 5 with respect to the market price of and dividends on Chicago Title's common stock and related stockholder matters is incorporated by reference from page 21 of Chicago Title's Annual Report to Stockholders for the year 1998, filed as Exhibit 13 hereto.

      Chicago Title did not sell any Chicago Title common stock during 1998 that was not registered under the Securities Act of 1933, as amended.

Item 6. Selected Financial Data.

      The information required by this Item 6 is incorporated by reference from page 20 of Chicago Title's Annual Report to Stockholders for the year 1998, filed as Exhibit 13 hereto.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      The information required by this Item 7 is incorporated by reference from pages 22 through 30 of Chicago Title's Annual Report to Stockholders for the year 1998, filed as Exhibit 13 hereto.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

      The information required by this Item 7A is incorporated by reference from pages 30 through 31 of Chicago Title's Annual Report to Stockholders for the year 1998, filed as Exhibit 13 hereto.

Item 8. Financial Statements and Supplementary Data.

      The information required by this Item 8 is incorporated by reference from pages 34 through 57 of Chicago Title's Annual Report to Stockholders for the year 1998, filed as Exhibit 13 hereto.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      Not applicable.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

      As permitted by General Instruction G(3), information concerning the executive officers of Chicago Title is set forth as a supplemental item included in Part I of this Form 10-K Report under the caption "Executive Officers of the Registrant." Information concerning the directors of Chicago Title is incorporated by reference from pages 4 through 7 of Chicago Title's Proxy Statement, filed or to be filed in connection with its Annual Meeting of Stockholders to be held on April 27, 1999. Information concerning compliance with the reporting requirements under Section 16 of the Securities Exchange Act of 1934, as amended, is incorporated by reference from page 8 of Chicago Title's Proxy Statement, filed or to be filed in connection with its Annual Meeting of Stockholders to be held on April 27, 1999.

Item 11. Executive Compensation.

      The information required by this Item 11 is incorporated by reference from pages 8 through 15 of Chicago Title's Proxy Statement, filed or to be filed in connection with its Annual Meeting of Stockholders to be held on April 27, 1999. The information set forth beginning with the third full paragraph of page 16 through page 20 of Chicago Title's Proxy Statement, filed or to be filed in connection with its Annual Meeting of Stockholders to be held on April 27, 1999, is not "filed" as a part hereof.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

      The information required by this Item 12 is incorporated by reference from pages 2 through 3, and from page 7, of Chicago Title's Proxy Statement, filed or to be filed in connection with its Annual Meeting of Stockholders to be held on April 27, 1999.

Item 13. Certain Relationships and Related Transactions.

      The information required by this Item 13 is incorporated by reference from page 9 and from page 15 through the second full paragraph of page 16 of Chicago Title's Proxy Statement, filed or to be filed in connection with its Annual Meeting of Stockholders to be held on April 27, 1999.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

      (a)   1. Financial Statements.

            The consolidated financial statements of Chicago Title and subsidiaries, together with the report thereon of KPMG LLP, independent auditors, are incorporated by reference from the Annual Report to Stockholders for the year 1998 into Item 8 of this Report.

            2. Financial Statement Schedules.

            The schedules relating to the consolidated financial statements of Chicago Title and subsidiaries, together with the report thereon of KPMG LLP, independent auditors, are detailed in a separate index herein.

            3. Exhibits.

            The following are filed as exhibits to this Report:

Exhibit Number      Description
--------------      -----------

2.1(a) Distribution Agreement dated as of June 16, 1998 by and between Alleghany and Chicago Title (the "Spin-Off Distribution Agreement") filed as Exhibit 2.1(a) to Chicago Title's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (Securities and Exchange Commission File No. 001-13995), is incorporated herein by reference.

2.1(b) List of Contents of Exhibits to the Spin-Off Distribution Agreement filed as Exhibit 2.1(b) to Chicago Title's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (Securities and Exchange Commission File No. 001-13995), is incorporated herein by reference.

3.1 Certificate of Incorporation of Chicago Title, as filed with the Delaware Secretary of State on March 26, 1998, filed as
                    Exhibit 3.1 to Chicago Title's Registration Statement on Form 10, as amended (Securities and Exchange Commission File No. 001-13995), is incorporated herein by reference.

3.2 By-Laws of Chicago Title, filed as Exhibit 3.2 to Chicago Title's Registration Statement on Form S-8 (Registration No. 333-74133), is incorporated herein by reference.

8.1 Internal Revenue Service Ruling Letter, dated March 19, 1998, filed as Exhibit 8.1 to Chicago Title's Registration Statement on Form 10, as amended (Securities and Exchange Commission File No. 001-13995), is incorporated herein by reference.

10.1 Tax Sharing Agreement dated as of June 17, 1998 by and among Alleghany and Chicago Title, filed as Exhibit 10.2 to Chicago Title's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (Securities and Exchange Commission File No. 001-13995), is incorporated herein by reference.

10.2 Revolving Loan and Credit Agreement dated as of May 29, 1998 among CT&T, certain commercial lending institutions and LaSalle National Bank, filed as Exhibit 10.1 to Chicago Title's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (Securities and Exchange Commission File No. 001-13995), is incorporated herein by reference.

10.3(a) Credit Agreement, dated as of March 29, 1996, among CT&T, an Illinois corporation, the various financial institutions as are or may become parties thereto, and The Chase Manhattan Bank, N.A. as administrative agent, filed as Exhibit 10.2(a) to Chicago Title's Registration Statement on Form 10, as amended (Securities and Exchange Commission File No. 001-13995), is incorporated herein by reference.

10.3(b) First Amendment effective as of June 17, 1998 among CT&T, an Illinois corporation, the lenders listed on the signature pages thereto, and The Chase Manhattan Bank, N.A. as administrative agent, filed as Exhibit 10.2(b) to Chicago Title's Registration Statement on Form 10, as amended (Securities and Exchange Commission File No. 001-13995), is incorporated herein by reference.

*10.4 Chicago Title Corporation 1998 Long-Term Incentive Plan, filed as Exhibit 10.3 to Chicago Title's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (Securities and Exchange Commission File No. 001-13995), is incorporated herein by reference.

*10.5 Chicago Title Corporation Directors' Stock Option Plan, filed as Exhibit 10.4 to Chicago Title's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (Securities and Exchange Commission File No. 001-13995), is incorporated herein by reference.

*10.6 Chicago Title Corporation Directors' Equity Compensation Plan, filed as Exhibit 10.5 to Chicago Title's Registration Statement on Form 10, as amended (Securities and Exchange Commission File No. 001-13995), is incorporated herein by reference.

*10.7 Amended and Restated Employment Agreement dated as of June 16, 1998 among Chicago Title, CT&T and John Rau, filed as
                    Exhibit 10.5 to Chicago Title's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (Securities and Exchange Commission File No. 001-13995), is incorporated herein by reference.

*10.8               Letter Agreement dated August 21, 1997 between CT&T and
                    Thomas H. Hodges.

*10.9               Letter Agreement dated January 20, 1997 between CT&T and
                    Michael Keller.

*10.10 Letter Agreement dated December 3, 1997 between CT&T and Peter G. Leemputte.

*10.11 Agreement between CT&T and Alan N. Prince, dated as of July 29, 1996, as amended on September 23, 1997, filed as Exhibit
                    10.13 to Chicago Title's Registration Statement on Form 10, as amended (Securities and Exchange Commission File No. 001-13995), is incorporated herein by reference.

----------
* Compensatory plan or arrangement.

*10.12 CT&T Executive Performance Unit Incentive Plan of 1992, adopted and effective as of January 1, 1989, as amended, as of January 1, 1992, filed as Exhibit 10.16 to Alleghany's Annual Report on Form 10-K for the year ended December 31, 1993 (Securities and Exchange Commission File No. 1-9371), is incorporated herein by reference.

*10.13 CT&T Executive Performance Unit Incentive Plan of 1995 ("1995 Plan"), adopted and effective as of January 1, 1995, filed as Exhibit 10.7 to Chicago Title's Registration Statement on Form 10, as amended (Securities and Exchange Commission File No. 001-13995), is incorporated herein by reference.

*10.14(a)           1995 Plan Award Agreement dated as of June 16, 1998 among
                    Chicago Title, CT&T and John Rau, filed as Exhibit 10.6(a) to Chicago Title's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (Securities and Exchange
                    Commission File No. 001-13995), is incorporated herein by reference.

*10.14(b)           1995 Plan Award Agreement dated as of June 16, 1998 among
                    Chicago Title, CT&T and Thomas H. Hodges, filed as Exhibit
                    10.6(b) to Chicago Title's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (Securities and Exchange
                    Commission File No. 001-13995), is incorporated herein by reference.

*10.14(c)           1995 Plan Award Agreement dated as of June 16, 1998 among
                    Chicago Title, CT&T and Michael J. Keller, filed as Exhibit
                    10.6(c) to Chicago Title's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (Securities and Exchange
                    Commission File No. 001-13995), is incorporated herein by reference.

*10.14(d)           1995 Plan Award Agreement dated as of June 16, 1998 among
                    Chicago Title, CT&T and Peter G. Leemputte, filed as Exhibit
                    10.6(d) to Chicago Title's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (Securities and Exchange
                    Commission File No. 001-13995), is incorporated herein by reference.

----------
* Compensatory plan or arrangement.

*10.14(e)           1995 Plan Award Agreement dated as of June 16, 1998 among
                    Chicago Title, CT&T and Paul T. Sands, Jr., filed as Exhibit
                    10.6(e) to Chicago Title's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (Securities and Exchange
                    Commission File No. 001-13995), is incorporated herein by reference.

*10.14(f)           1995 Plan Award Agreement dated as of June 16, 1998 among
                    Chicago Title, CT&T and Christopher Abbinante, filed as
                    Exhibit 10.6(f) to Chicago Title's Quarterly Report on Form
                    10-Q for the quarter ended June 30, 1998 (Securities and Exchange Commission File No. 001-13995), is incorporated herein by reference.

*10.14(g)           1995 Plan Award Agreement dated as of June 16, 1998 among
                    Chicago Title, CT&T and William Halvorsen, filed as Exhibit
                    10.6(g) to Chicago Title's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (Securities and Exchange
                    Commission File No. 001-13995), is incorporated herein by reference.

*10.15 CT&T Quality Business Management Incentive Program for Senior Corporate Officers, filed as Exhibit 10.8 to Chicago Title's Registration Statement on Form 10, as amended (Securities and Exchange Commission File No. 001-13995), is incorporated herein by reference.

*10.16 CT&T Excess Benefits Pension Plan, effective January 1, 1987, as amended by First Amendment to CT&T Excess Benefits Pension Plan dated May 5, 1994, effective as of January 1, 1994, filed as Exhibit 10.19 to Alleghany's Annual Report on Form 10-K for the year ended December 31, 1994 (Securities and Exchange Commission File No. 1-9371), is incorporated herein by reference.

*10.17 CT&T Executive Salary Continuation Plan effective as of January 1, 1979, as adopted on August 23, 1978, filed as
                    Exhibit 10.15 to Alleghany's Annual Report on Form 10-K for the year ended December 31, 1990 (Securities and Exchange Commission File No. 1-9371), is incorporated herein by reference.

----------
* Compensatory plan or arrangement.

*10.18 CT&T Excess Benefits Savings Plan, filed as Exhibit 10.11 to Chicago Title's Registration Statement on Form 10, as amended (Securities and Exchange Commission File No. 001-13995), is incorporated herein by reference.

*10.19 CT&T Annual Incentive Plan, filed as Exhibit 10.12 to Chicago Title's Registration Statement on Form 10, as amended (Securities and Exchange Commission File No. 001-13995), is incorporated herein by reference.

*10.20 Chicago Title Corporation and Subsidiaries 1998 Annual Incentive Plan filed as Exhibit 99 to Chicago Title's Registration Statement on Form S-8 (Registration No. 333-72831), is incorporated herein by reference.

*10.21 Chicago Title Corporation and Subsidiaries 1999 Annual Incentive Plan filed as Exhibit 99 to Chicago Title's Registration Statement on Form S-8 (Registration No. 333-74133), is incorporated herein by reference.

*10.22(a)           Form of Chicago Title Corporation and Subsidiaries Deferred
                    Compensation Plan.

*10.22(b)           Form of Trust under Chicago Title Corporation and
                    Subsidiaries Deferred Compensation Plan dated as of
                    February 24, 1999 by and between Chicago Title and LaSalle
                    National Bank.

*10.23 Chicago Title Corporation Employee Stock Purchase Plan, filed as Exhibit 99 to Chicago Title's Registration Statement on Form S-8 (Registration No. 333-56839), is incorporated herein by reference.

----------
* Compensatory plan or arrangement.

10.24(a) Stock Purchase Agreement dated as of June 18, 1985 by and among Alleghany Corporation, a Maryland corporation ("Old Alleghany"), Alleghany Corporation, a Delaware corporation, Alleghany Capital Corporation and Lincoln National Corporation (the "CT&T Stock Purchase Agreement"), filed as
                    Exhibit 2(i) to Old Alleghany's Current Report on Form 8-K dated July 11, 1985 (Securities and Exchange Commission File No. 1-9371), is incorporated herein by reference.

10.24(b) List of Contents of Schedules to the CT&T Stock Purchase Agreement, filed as Exhibit 2(ii) to Old Alleghany's Current Report on Form 8-K dated July 11, 1985 (Securities and Exchange Commission File No. 1-9371), is incorporated herein by reference.

10.24(c) Amendment No. 1 dated December 20, 1985 to the CT&T Stock Purchase Agreement, filed as Exhibit 10.12(c) to Old Alleghany's Annual Report on Form 10-K for the year ended December 31, 1985 (Securities and Exchange Commission File No. 1-9371), is incorporated herein by reference.

10.25 Lease dated July 24, 1989 (commencing October 1, 1992, between Linpro Chicago Land Limited Partnership ("Linpro") and CT&T, pursuant to which Linpro leased to CT&T certain premises designated therein and located in the building known as 171 North Clark Street, Chicago, Illinois, as amended by a First Amendment to lease dated November 17, 1989; by letter agreements dated October 31, 1989, November 17, 1989, November 30, 1989; December 1, 1989; December 6,
                    1989 and December 8, 1989 and by a Second Amendment to Lease dated December 23, 1992; a supplement to Lease dated July 13, 1993; and letter regarding Lobby Termination Notice dated September 24, 1996 filed as Exhibit 10.20 to Chicago Title's Registration Statement on Form 10, as amended (Securities and Exchange Commission File No. 001-13995), is incorporated herein by reference.

10.26 Sublease made as of June 9, 1998 by and between CT&T and The Chicago Trust Company (the "Sublease").

10.27               List of Contents of Exhibits to the Sublease.

13 Pages 20 through 31 and pages 34 through 57 of the Annual Report to Stockholders of Chicago Title for the year 1998.

21                  List of subsidiaries of Chicago Title.

23 Consent of KPMG LLP, independent auditors, to the incorporation by reference of their reports relating to the financial statements and related schedules of Chicago Title and subsidiaries in Chicago Title's Registration Statements on Form S-8 (Registration No. 333-56843), Form S-8 (Registration No. 333-56841), Form S-8 (Registration No. 333-56839), Form S-8 (Registration No. 333-72831) and Form S-8 (Registration No. 333-74133).

27                  Financial Data Schedule.

      (b)   Reports on Form 8-K.

            No reports on Form 8-K were filed during the fourth quarter of 1998.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CHICAGO TITLE CORPORATION
                                          -------------------------
                                          (Registrant)


Date: March 30, 1999                      By  /s/ John Rau
      --------------                          -----------------------------
                                                 John Rau
                                                 President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: March 30, 1999                      By  /s/ John Rau
      --------------                          -----------------------------
                                              John Rau
                                              President, Chief Executive
                                              Officer and Director
                                              (principal executive
                                              officer)


Date: March 30, 1999                      By  /s/ Peter G. Leemputte
      --------------                          -----------------------------
                                              Peter G. Leemputte
                                              Executive Vice President,
                                              Chief Administrative
                                              Officer and Chief Financial
                                              Officer (principal financial
                                              officer)


Date: March 30, 1999                      By  /s/ Bryan R. Willis
      --------------                          -----------------------------
                                              Bryan R. Willis
                                              Vice President and
                                              Corporate Controller
                                              (principal accounting
                                              officer)


Date: March 30, 1999                      By  /s/ Norman R Bobins
      --------------                          -----------------------------
                                              Norman R Bobins
                                              Director

Date: March 30, 1999                      By  /s/ John J. Burns, Jr.
      --------------                          -----------------------------
                                              John J. Burns, Jr.
                                              Director


Date: March 30, 1999                      By  /s/ Peter H. Dailey
      --------------                          -----------------------------
                                              Peter H. Dailey
                                              Director


Date: March 30, 1999                      By  /s/ Robert M. Hart
      --------------                          -----------------------------
                                              Robert M. Hart
                                              Director


Date: March 30, 1999                      By  /s/ Philip G. Heasley
      --------------                          -----------------------------
                                              Philip G. Heasley
                                              Director


Date: March 30, 1999                      By  /s/ Allan P. Kirby, Jr.
      --------------                          -----------------------------
                                              Allan P. Kirby, Jr.
                                              Director


Date: March 30, 1999                      By  /s/ M. Leanne Lachman
      --------------                          -----------------------------
                                              M. Leanne Lachman
                                              Director


Date: March 30, 1999                      By  /s/ William K. Lavin
      --------------                          -----------------------------
                                              William K. Lavin
                                              Director


Date: March 30, 1999                      By  /s/ Lawrence F. Levy
      --------------                          -----------------------------
                                              Lawrence F. Levy
                                              Director


Date: March 30, 1999                      By  /s/ Margaret P. MacKimm
      --------------                          -----------------------------
                                              Margaret P. MacKimm
                                              Director

Date: March 30, 1999                      By  /s/ Langdon D. Neal
      --------------                          -----------------------------
                                              Langdon D. Neal
                                              Director


Date: March 30, 1999                      By  /s/ Alan N. Prince
      --------------                          -----------------------------
                                              Alan N. Prince
                                              Director


Date: March 30, 1999                      By  /s/ Richard P. Toft
      --------------                          -----------------------------
                                              Richard P. Toft
                                              Director

                            CHICAGO TITLE CORPORATION

                                AND SUBSIDIARIES


                    INDEX TO FINANCIAL STATEMENT SCHEDULE


                II. CONDENSED FINANCIAL INFORMATION OF REGISTRANT


          INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULE


      All other schedules are omitted since they are not required, are not applicable, or the required information is set forth in the financial statements or notes thereto.

                                   SCHEDULE II

CHICAGO TITLE CORPORATION
(PARENT COMPANY ONLY)
Condensed Balance Sheet

(in thousands)

=============================================================================================
                           Assets                                     December 31, 1998
---------------------------------------------------------------------------------------------
Cash on hand and in banks                                             $             273
Marketable securities, available-for-sale:
      Fixed maturities, at fair value (amortized cost of $3 in 1998)                  3
Receivable due from subsidiaries                                                  6,736
Current federal income taxes recoverable                                            183
Investments in consolidated subsidiaries                                        459,219
Other assets                                                                        209
---------------------------------------------------------------------------------------------

Total assets                                                          $         466,623
=============================================================================================

            Liabilities and Stockholders' Equity
---------------------------------------------------------------------------------------------

Accounts payable                                                      $             404
Deferred income taxes                                                             4,627
---------------------------------------------------------------------------------------------

Total liabilities                                                                 5,031
---------------------------------------------------------------------------------------------

Total stockholders' equity                                                      461,592
---------------------------------------------------------------------------------------------

Total liabilities and stockholders' equity                            $         466,623
=============================================================================================

See accompanying Notes to Consolidated Financial Statements.

Condensed financial statements of the parent company are presented for 1998 only. Chicago Title Corporation was created as a result of a spin-off from its former parent, Alleghany Corporation, effective June 17, 1998.

See accompanying Independent Auditors' Report.

                                   SCHEDULE II

CHICAGO TITLE CORPORATION
(PARENT COMPANY ONLY)
Condensed Statements of Income and Comprehensive Income

(in thousands)

============================================================================================
                                                                    Twelve months ended
                                                                     December 31, 1998
--------------------------------------------------------------------------------------------
Revenues:
  Dividends from subsidiaries                                          $         17,500
--------------------------------------------------------------------------------------------
    Total revenues                                                               17,500
--------------------------------------------------------------------------------------------

Expenses:
    Salaries and other employee benefits                                          3,304
    Other operating and administrative expenses                                     778
--------------------------------------------------------------------------------------------

    Total expenses                                                                4,082
--------------------------------------------------------------------------------------------

Income (loss) from continuing operations before equity in
  undistributed pre-tax earnings of consolidated subsidiaries
  and income taxes                                                               13,418

Equity in undistributed pre-tax earnings of consolidated
  subsidiaries                                                                  128,287
Income Taxes                                                                     53,536
--------------------------------------------------------------------------------------------

Net income from continuing operations                                            88,169
Net income from discontinued operations                                           9,013
============================================================================================

Net income                                                                       97,182
Other comprehensive income of subsidiaries                                        5,040
--------------------------------------------------------------------------------------------

Total comprehensive income                                             $        102,222
============================================================================================

See accompanying Notes to Consolidated Financial Statements.

See accompanying Independent Auditors' Report.

                                   SCHEDULE II

CHICAGO TITLE CORPORATION
(PARENT COMPANY ONLY)
Condensed Statement of Cash Flows

(in thousands)

============================================================================================
                                                                  Twelve months ended
                                                                   December 31, 1998
--------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                                        $           97,182
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Equity in undistributed earnings                                         (82,336)
      Depreciation and amortization                                              3,428
      Changes in assets and liabilities                                         (2,097)
--------------------------------------------------------------------------------------------
  Net adjustments                                                              (81,005)
--------------------------------------------------------------------------------------------
Net cash provided by operating activities                                       16,177
--------------------------------------------------------------------------------------------

Cash flows from investing activities:
      Net purchases of short-term investments                                       (3)
--------------------------------------------------------------------------------------------
Net cash used in investing activities                                               (3)
--------------------------------------------------------------------------------------------

Cash flows from financing activities:
      Purchase of treasury stock                                                (1,007)
      Payment of cash dividends                                                (14,894)
--------------------------------------------------------------------------------------------
Net cash used in financing activities                                          (15,901)
--------------------------------------------------------------------------------------------

Net increase (decrease) in cash                                                    273

Cash at beginning of year                                                            --
--------------------------------------------------------------------------------------------

Cash at end of year                                                 $              273
============================================================================================

See accompanying Notes to Consolidated Financial Statements.

See accompanying Independent Auditors' Report.

                          INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors of Chicago Title Corporation:

Under date of February 5, 1999, we reported on the consolidated balance sheets of Chicago Title Corporation and subsidiaries as of December 31, 1998 and 1997 and the related consolidated statements of income, cash flows, and changes in stockholders' equity and comprehensive income for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements and our report thereon are incorporated by reference in the December 31, 1998 Annual Report on Form 10-K of Chicago Title Corporation. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related supplementary financial statement schedule as listed in Item 14 of such Annual Report on Form 10-K. This supplementary financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on these supplementary financial statement schedule based on our audits.

In our opinion, such supplementary financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


                                                            /s/ KPMG LLP

Chicago, Illinois
February 5, 1999

                                INDEX TO EXHIBITS

Exhibit Number      Description
--------------      -----------

2.1(a) Distribution Agreement dated as of June 16, 1998 by and between Alleghany and Chicago Title (the "Spin-Off Distribution Agreement") filed as Exhibit 2.1(a) to Chicago Title's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (Securities and Exchange Commission File No. 001-13995), is incorporated herein by reference.

2.1(b) List of Contents of Exhibits to the Spin-Off Distribution Agreement filed as Exhibit 2.1(b) to Chicago Title's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (Securities and Exchange Commission File No. 001-13995), is incorporated herein by reference.

3.1 Certificate of Incorporation of Chicago Title, as filed with the Delaware Secretary of State on March 26, 1998, filed as
                    Exhibit 3.1 to Chicago Title's Registration Statement on Form 10, as amended (Securities and Exchange Commission File No. 001-13995), is incorporated herein by reference.

3.2 By-Laws of Chicago Title, filed as Exhibit 3.2 to Chicago Title's Registration Statement on Form S-8 (Registration No. 333-74133), is incorporated herein by reference.

8.1 Internal Revenue Service Ruling Letter, dated March 19, 1998, filed as Exhibit 8.1 to Chicago Title's Registration Statement on Form 10, as amended (Securities and Exchange Commission File No. 001-13995), is incorporated herein by reference.

10.1 Tax Sharing Agreement dated as of June 17, 1998 by and among Alleghany and Chicago Title, filed as Exhibit 10.2 to Chicago Title's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (Securities and Exchange Commission File No. 001-13995), is incorporated herein by reference.

10.2 Revolving Loan and Credit Agreement dated as of May 29, 1998 among CT&T, certain commercial lending institutions and LaSalle National Bank, filed as Exhibit 10.1 to Chicago Title's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (Securities and Exchange Commission File No. 001-13995), is incorporated herein by reference.

10.3(a) Credit Agreement, dated as of March 29, 1996, among CT&T, an Illinois corporation, the various financial institutions as are or may become parties thereto, and The Chase Manhattan Bank, N.A. as administrative agent, filed as Exhibit 10.2(a) to Chicago Title's Registration Statement on Form 10, as amended (Securities and Exchange Commission File No. 001-13995), is incorporated herein by reference.

10.3(b) First Amendment effective as of June 17, 1998 among CT&T, an Illinois corporation, the lenders listed on the signature pages thereto, and The Chase Manhattan Bank, N.A. as administrative agent, filed as Exhibit 10.2(b) to Chicago Title's Registration Statement on Form 10, as amended (Securities and Exchange Commission File No. 001-13995), is incorporated herein by reference.

*10.4 Chicago Title Corporation 1998 Long-Term Incentive Plan, filed as Exhibit 10.3 to Chicago Title's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (Securities and Exchange Commission File No. 001-13995), is incorporated herein by reference.

*10.5 Chicago Title Corporation Directors' Stock Option Plan, filed as Exhibit 10.4 to Chicago Title's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (Securities and Exchange Commission File No. 001-13995), is incorporated herein by reference.

*10.6 Chicago Title Corporation Directors' Equity Compensation Plan, filed as Exhibit 10.5 to Chicago Title's Registration Statement on Form 10, as amended (Securities and Exchange Commission File No. 001-13995), is incorporated herein by reference.

----------
* Compensatory plan or arrangement.

*10.7 Amended and Restated Employment Agreement dated as of June 16, 1998 among Chicago Title, CT&T and John Rau, filed as
                    Exhibit 10.5 to Chicago Title's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (Securities and Exchange Commission File No. 001-13995), is incorporated herein by reference.

*10.8               Letter Agreement dated August 21, 1997 between CT&T and
                    Thomas H. Hodges.

*10.9               Letter Agreement dated January 20, 1997 between CT&T and
                    Michael Keller.

*10.10 Letter Agreement dated December 3, 1997 between CT&T and Peter G. Leemputte.

*10.11 Agreement between CT&T and Alan N. Prince, dated as of July 29, 1996, as amended on September 23, 1997, filed as Exhibit
                    10.13 to Chicago Title's Registration Statement on Form 10, as amended (Securities and Exchange Commission File No. 001-13995), is incorporated herein by reference.

*10.12 CT&T Executive Performance Unit Incentive Plan of 1992, adopted and effective as of January 1, 1989, as amended, as of January 1, 1992, filed as Exhibit 10.16 to Alleghany's Annual Report on Form 10-K for the year ended December 31, 1993 (Securities and Exchange Commission File No. 1-9371), is incorporated herein by reference.

*10.13 CT&T Executive Performance Unit Incentive Plan of 1995 ("1995 Plan"), adopted and effective as of January 1, 1995, filed as Exhibit 10.7 to Chicago Title's Registration Statement on Form 10, as amended (Securities and Exchange Commission File No. 001-13995), is incorporated herein by reference.

----------
* Compensatory plan or arrangement.

*10.14(a)           1995 Plan Award Agreement dated as of June 16, 1998 among
                    Chicago Title, CT&T and John Rau, filed as Exhibit 10.6(a) to Chicago Title's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (Securities and Exchange
                    Commission File No. 001-13995), is incorporated herein by reference.

*10.14(b)           1995 Plan Award Agreement dated as of June 16, 1998 among
                    Chicago Title, CT&T and Thomas H. Hodges, filed as Exhibit
                    10.6(b) to Chicago Title's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (Securities and Exchange
                    Commission File No. 001-13995), is incorporated herein by reference.

*10.14(c)           1995 Plan Award Agreement dated as of June 16, 1998 among
                    Chicago Title, CT&T and Michael J. Keller, filed as Exhibit
                    10.6(c) to Chicago Title's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (Securities and Exchange
                    Commission File No. 001-13995), is incorporated herein by reference.

*10.14(d)           1995 Plan Award Agreement dated as of June 16, 1998 among
                    Chicago Title, CT&T and Peter G. Leemputte, filed as Exhibit
                    10.6(d) to Chicago Title's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (Securities and Exchange
                    Commission File No. 001-13995), is incorporated herein by reference.

*10.14(e)           1995 Plan Award Agreement dated as of June 16, 1998 among
                    Chicago Title, CT&T and Paul T. Sands, Jr., filed as Exhibit
                    10.6(e) to Chicago Title's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (Securities and Exchange
                    Commission File No. 001-13995), is incorporated herein by reference.

*10.14(f)           1995 Plan Award Agreement dated as of June 16, 1998 among
                    Chicago Title, CT&T and Christopher Abbinante, filed as
                    Exhibit 10.6(f) to Chicago Title's Quarterly Report on Form
                    10-Q for the quarter ended June 30, 1998 (Securities and Exchange Commission File No. 001-13995), is incorporated herein by reference.

----------
* Compensatory plan or arrangement.

*10.14(g)           1995 Plan Award Agreement dated as of June 16, 1998 among
                    Chicago Title, CT&T and William Halvorsen, filed as Exhibit
                    10.6(g) to Chicago Title's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (Securities and Exchange
                    Commission File No. 001-13995), is incorporated herein by reference.

*10.15 CT&T Quality Business Management Incentive Program for Senior Corporate Officers, filed as Exhibit 10.8 to Chicago Title's Registration Statement on Form 10, as amended (Securities and Exchange Commission File No. 001-13995), is incorporated herein by reference.

*10.16 CT&T Excess Benefits Pension Plan, effective January 1, 1987, as amended by First Amendment to CT&T Excess Benefits Pension Plan dated May 5, 1994, effective as of January 1, 1994, filed as Exhibit 10.19 to Alleghany's Annual Report on Form 10-K for the year ended December 31, 1994 (Securities and Exchange Commission File No. 1-9371), is incorporated herein by reference.

*10.17 CT&T Executive Salary Continuation Plan effective as of January 1, 1979, as adopted on August 23, 1978, filed as
                    Exhibit 10.15 to Alleghany's Annual Report on Form 10-K for the year ended December 31, 1990 (Securities and Exchange Commission File No. 1-9371), is incorporated herein by reference.

*10.18 CT&T Excess Benefits Savings Plan, filed as Exhibit 10.11 to Chicago Title's Registration Statement on Form 10, as amended (Securities and Exchange Commission File No. 001-13995), is incorporated herein by reference.

*10.19 CT&T Annual Incentive Plan, filed as Exhibit 10.12 to Chicago Title's Registration Statement on Form 10, as amended (Securities and Exchange Commission File No. 001-13995), is incorporated herein by reference.

----------
* Compensatory plan or arrangement.

*10.20 Chicago Title Corporation and Subsidiaries 1998 Annual Incentive Plan filed as Exhibit 99 to Chicago Title's Registration Statement on Form S-8 (Registration No. 333-72831), is incorporated herein by reference.

*10.21 Chicago Title Corporation and Subsidiaries 1999 Annual Incentive Plan filed as Exhibit 99 to Chicago Title's Registration Statement on Form S-8 (Registration No. 333-74133), is incorporated herein by reference.

*10.22(a)           Form of Chicago Title Corporation and Subsidiaries Deferred
                    Compensation Plan.

*10.22(b)           Form of Trust under Chicago Title Corporation and
                    Subsidiaries Deferred Compensation Plan dated as of
                    February 24, 1999 by and between Chicago Title and LaSalle
                    National Bank.

*10.23 Chicago Title Corporation Employee Stock Purchase Plan, filed as Exhibit 99 to Chicago Title's Registration Statement on Form S-8 (Registration No. 333-56839), is incorporated herein by reference.

10.24(a) Stock Purchase Agreement dated as of June 18, 1985 by and among Alleghany Corporation, a Maryland corporation ("Old Alleghany"), Alleghany Corporation, a Delaware corporation, Alleghany Capital Corporation and Lincoln National Corporation (the "CT&T Stock Purchase Agreement"), filed as
                    Exhibit 2(i) to Old Alleghany's Current Report on Form 8-K dated July 11, 1985 (Securities and Exchange Commission File No. 1-9371), is incorporated herein by reference.

10.24(b) List of Contents of Schedules to the CT&T Stock Purchase Agreement, filed as Exhibit 2(ii) to Old Alleghany's Current Report on Form 8-K dated July 11, 1985 (Securities and Exchange Commission File No. 1-9371), is incorporated herein by reference.

----------
* Compensatory plan or arrangement.

10.24(c) Amendment No. 1 dated December 20, 1985 to the CT&T Stock Purchase Agreement, filed as Exhibit 10.12(c) to Old Alleghany's Annual Report on Form 10-K for the year ended December 31, 1985 (Securities and Exchange Commission File No. 1-9371), is incorporated herein by reference.

10.25 Lease dated July 24, 1989 (commencing October 1, 1992, between Linpro Chicago Land Limited Partnership ("Linpro") and CT&T, pursuant to which Linpro leased to CT&T certain premises designated therein and located in the building known as 171 North Clark Street, Chicago, Illinois, as amended by a First Amendment to lease dated November 17, 1989; by letter agreements dated October 31, 1989, November 17, 1989, November 30, 1989; December 1, 1989; December 6,
                    1989 and December 8, 1989 and by a Second Amendment to Lease dated December 23, 1992; a supplement to Lease dated July 13, 1993; and letter regarding Lobby Termination Notice dated September 24, 1996 filed as Exhibit 10.20 to Chicago Title's Registration Statement on Form 10, as amended (Securities and Exchange Commission File No. 001-13995), is incorporated herein by reference.

10.26 Sublease made as of June 9, 1998 by and between CT&T and The Chicago Trust Company (the "Sublease").

10.27               List of Contents of Exhibits to the Sublease.

13 Pages 20 through 31 and pages 34 through 57 of the Annual Report to Stockholders of Chicago Title for the year 1998.

21                  List of subsidiaries of Chicago Title.

23 Consent of KPMG LLP, independent auditors, to the incorporation by reference of their reports relating to the financial statements and related schedules of Chicago Title and subsidiaries in Chicago Title's Registration Statements on Form S-8 (Registration No. 333-56843), Form S-8 (Registration No. 333-56841), Form S-8 (Registration No. 333-56839), Form S-8 (Registration No. 333-72831) and Form S-8 (Registration No. 333-74133).

27                  Financial Data Schedule.