Form 10-Q
period 1999-03-31
CHICAGO TITLE CORP
filed 1999-05-17
CIK 1058575

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

/X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES X NO
                                       ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                   21,829,702
                             (As of March 31, 1999)

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CHICAGO TITLE CORPORATION
Consolidated Balance Sheets
March 31, 1999 and December 31, 1998
(In thousands, except share data)


                                                                                   (UNAUDITED)
                                    ASSETS                                       MARCH 31, 1999    DECEMBER 31, 1998
                                                                                 --------------    -----------------
Cash on hand and in banks                                                          $    41,924        $    39,230
Cash pledged to secure trust and escrow deposits                                       202,162             93,887

Marketable securities, available-for-sale:
     Fixed maturities, at fair value (amortized cost of $1,012,760 and
        $1,136,432 in 1999 and 1998, respectively)                                   1,026,826          1,158,664
     Equity securities, at fair value (cost of $35,673 and $33,079
        in 1999 and 1998, respectively)                                                 35,048             35,464
                                                                                   -----------        -----------

Total marketable securities                                                          1,061,874          1,194,128

Receivables, including accrued investment income, less allowance for
     doubtful accounts of $14,504 and $14,072 in 1999 and 1998, respectively            76,651             75,840
Deferred federal income taxes                                                           95,756             89,553
Fixed assets, net                                                                      106,592            104,322
Title plants                                                                           152,420            151,600
Goodwill                                                                               120,518             90,581
Other assets (Note 2)                                                                   97,729             42,618
                                                                                   -----------        -----------

Total assets                                                                       $ 1,955,626        $ 1,881,759
                                                                                   ===========        ===========


                     LIABILITIES AND STOCKHOLDERS' EQUITY


Accounts payable                                                                   $   112,267        $   112,136
Accrued expenses and other liabilities                                                 160,446            172,253
Bank and other long term debt                                                           21,467             21,648
Reserve for title losses                                                               631,190            618,831
Trust and escrow deposits secured by pledged assets                                    562,531            495,299
                                                                                   -----------        -----------

Total liabilities                                                                    1,487,901          1,420,167
                                                                                   ===========        ===========

Stockholders' Equity (Note 6):

     Common stock-par value of $1 per share, authorized 66,000,000 shares;
        issued and outstanding 21,829,702 shares at March 31, 1999 (net of
        155,771 treasury shares) and 21,905,685 shares at
        December 31, 1998 (net of 20,966 treasury shares)                               21,830             21,906
     Additional paid-in capital                                                        124,713            127,270
     Unearned compensation-restricted stock and employee stock award plans             (14,890)           (15,573)
     Retained earnings (Note 4)                                                        327,336            311,988
     Accumulated other comprehensive income (Note 3)                                     8,736             16,001
                                                                                   -----------        -----------
Total stockholders' equity                                                             467,725            461,592
                                                                                   -----------        -----------

Total liabilities and stockholders' equity                                         $ 1,955,626        $ 1,881,759
                                                                                   ===========        ===========


See accompanying notes to consolidated quarterly financial statements

CHICAGO TITLE CORPORATION

Consolidated Statements of Income

For the three months ended March 31, 1999 and 1998 (Unaudited)
(In thousands, except per share data)


                                                                           THREE MONTHS ENDED MARCH 31,
                                                                             1999                1998
                                                                           --------            --------
Revenues:
   Title, escrow, trust and other revenue                                  $471,810            $385,804
   Investment income                                                         16,607              14,805
   Net realized investment gains                                              1,034                 371
                                                                           --------            --------

      Total revenues                                                        489,451             400,980
                                                                           --------            --------

EXPENSES:
   Salaries and other employee benefits                                     153,533             127,603
   Commissions paid to agents                                               172,196             131,490
   Provision for title losses                                                29,817              26,279
   Interest expense                                                           1,079               1,295
   Other operating and administrative expenses                               97,686              82,273
                                                                           --------            --------

      Total expenses                                                        454,311             368,940
                                                                           --------            --------

Operating income from continuing operations before income taxes              35,140              32,040

Income taxes                                                                 11,951              10,799
                                                                           --------            --------

Net income from continuing operations                                        23,189              21,241

Net income from discontinued operations                                        --                 4,979
                                                                           --------            --------

Net income                                                                 $ 23,189            $ 26,220
                                                                           ========            ========

Basic and diluted earnings per share (Note 5):
   Continuing operations                                                   $   1.06            $   0.97
   Discontinued operations                                                     --                  0.23
                                                                           --------            --------
Net earnings per share                                                     $   1.06            $   1.20
                                                                           ========            ========


See accompanying notes to consolidated quarterly financial statements.

CHICAGO TITLE CORPORATION

Consolidated Statements of Cash Flows

For the three months ended March 31, 1999 and 1998 (Unaudited)
(In thousands)


                                                                                      THREE MONTHS ENDED MARCH 31,
                                                                                       1999                  1998
                                                                                    ---------             ---------
Cash flows from continuing operations activities:
  Net income from continuing operations                                             $  23,189             $  21,241
  Adjustments to reconcile net income from continuing operations to net cash used in continuing operations activities:
          Depreciation and amortization                                                12,715                 8,314
          Changes in assets and liabilities:
             Cash pledged to secure trust and escrow deposits                        (108,275)             (162,992)
             Receivables                                                                 (788)               (4,172)
             Current and deferred federal income taxes                                 11,838                 9,860
             Other assets                                                             (55,618)                3,129
             Accounts payable and accrued expenses and other liabilities              (23,746)              (32,391)
             Reserves for title losses                                                 12,358                 5,495
             Trust and escrow deposits secured by pledged assets                       67,232                90,850
          Gain on sale of investments                                                  (1,034)                 (371)
                                                                                    ---------             ---------

Net adjustments                                                                       (85,318)              (82,278)
                                                                                    ---------             ---------

Net cash used in continuing operations activities                                     (62,129)              (61,037)
                                                                                    ---------             ---------

Dividends received from Alleghany Asset Management, Inc.                                 --                   5,300
                                                                                    ---------             ---------

Net cash used in operations                                                           (62,129)              (55,737)
                                                                                    ---------             ---------

Cash flows from investing activities:
          Purchase of long-term marketable securities                                (164,395)             (103,577)
          Sales of long-term marketable securities                                    125,309                37,257
          Maturities and redemptions of long-term marketable securities                86,492                36,255
          Net sales of short-term investments                                          74,147               120,967
          Purchases of other invested assets                                           (2,222)               (1,747)
          Sales of other invested assets                                                  530                   558
          Purchases of fixed assets                                                    (6,783)               (7,485)
          Sales of fixed assets                                                           584                 2,522
          Purchases of title records and indexes                                          (51)                 (225)
          Purchases of subsidiaries (Note 7)                                          (35,433)              (13,095)
          Cash of acquired subsidiaries                                                 1,791                 1,736
                                                                                    ---------             ---------

Net cash provided by investing activities                                              79,969                73,166
                                                                                    ---------             ---------

Cash flows from financing activities:
          Principal payments on bank and other long term debt                            (181)                 (707)
          Payment of cash dividends (Note 4)                                           (7,453)                 --
          Original issuance and reissuance of treasury stock                            1,659                  --
          Purchases of treasury stock (Note 6)                                         (9,171)                 --
          Cash remaining with discontinued operations                                    --                  (2,054)
                                                                                    ---------             ---------

Net cash used in financing activities                                                 (15,146)               (2,761)
                                                                                    ---------             ---------

Net increase in cash                                                                    2,694                14,668

Cash at beginning of year                                                              39,230                21,219
                                                                                    ---------             ---------

Cash as of balance sheet date                                                       $  41,924             $  35,887
                                                                                    =========             =========


See accompanying notes to consolidated quarterly financial statements

                            CHICAGO TITLE CORPORATION

              NOTES TO CONSOLIDATED QUARTERLY FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)



(1)      BASIS OF PRESENTATION

         This report should be read in conjunction with the Annual Report on Form 10-K of Chicago Title Corporation (the "Company") for the year ended December 31, 1998. The unaudited consolidated financial information included in this report has been prepared in conformity with the accounting principles and practices reflected in the consolidated financial statements included in the aforementioned Form 10-K filed with the Securities and Exchange Commission. All adjustments are of a normal recurring nature and are, in the opinion of management, necessary for a fair presentation of the consolidated results for the interim periods. The results of operations for the interim periods are not necessarily indicative of results for a full year.

         Certain reclassifications have been made to the 1998 consolidated financial statements to conform to the 1999 presentation.

(2)      ACCOUNTING PRONOUNCEMENTS

         Effective January 1, 1999, the Company adopted Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which provides guidance on accounting for the costs of computer software intended for internal use. During the first quarter of 1999, costs in progress of $2,074 were incurred and capitalized for internal system development. These costs are primarily attributable to the Company's previously announced electronic spine project.

         In June 1998, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 is effective for financial statements for fiscal years beginning after June 15, 1999. While the Company is still evaluating this standard, adoption of SFAS No. 133 is not expected to have a material impact on the financial position or results of operations of the Company.

(3)      COMPREHENSIVE INCOME

         Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" requires total comprehensive income be reported in condensed financial statements of interim periods. Total comprehensive income consists of net income and other comprehensive income. Other comprehensive income relates to the Company's change in unrealized appreciation (depreciation) of marketable securities, net of deferred taxes. The Company's total comprehensive income for the three months ended March 31, 1999 and 1998 was $15,924 and $26,260, respectively. Other comprehensive income was $(7,265) and $40 for the three months ended March 31, 1999 and 1998, respectively.

(4)      DIVIDENDS

         On January 26 and April 28, 1999, the Company's Board of Directors declared cash dividends of $0.34 and $0.36 per share, payable on March 15 and June 15, 1999, respectively, to stockholders of record on March 1 and June 1, 1999, respectively.

(5)      EARNINGS PER SHARE

         For the three months ended March 31, 1999 and 1998, earnings per share on both a basic and diluted basis was $1.06 and $0.97, respectively. The weighted average number of shares outstanding for the three months ended March 31, 1999 and 1998 were 21,885,200 and 21,906,651, respectively.

(6)      TREASURY STOCK

         In March 1999, the Company's Board of Directors authorized the repurchase of up to five percent of its currently outstanding shares. Such purchases will be made on the open market or in privately negotiated transactions over the next two years and in total would reach a maximum of 1.1 million shares. The timing and amount of actual purchases will depend on market conditions and corporate considerations. This new program is in addition to the Company's existing stock repurchase plan, which authorizes the repurchase of up to 2.0 million shares for various employee and director benefit plans. As of March 31, 1999, the Company held a total of 155,771 shares in treasury.

(7)      ACQUISITIONS

         During the first quarter of 1999, the Company acquired the assets of, or stock in, various companies for a total cost of $35,433. These acquisitions were accounted for using the purchase method of accounting.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Results of Operations--Comparison of Three Months Ended March 31, 1999 and March 31, 1998

         Net Income

         For the first quarter of 1999, net income was $23.2 million or $1.06 per share on both a basic and diluted basis. This represents a 9.2 percent increase over net income from continuing operations of $21.2 million, or $0.97 per share on both a basic and diluted basis, for the same period in 1998. For the first quarter of 1999, total revenue was $489.5 million, a 22.1 percent increase over the prior year period.

         This period marked the beginning of the first full fiscal year of operations for the Company following the June 1998 Spin-Off from Alleghany Corporation ("Alleghany"). Exclusive of $0.4 million in after-tax non-recurring Spin-Off and related management restructuring costs, net income from continuing operations amounted to $21.6 million, or $0.98 per basic and diluted share, for the three months ended March 31, 1998.

         Prior to the Spin-Off, the Company performed trust and asset management services through a subsidiary, Alleghany Asset Management, Inc. ("AAM"). This subsidiary remained with Alleghany after the Spin-Off. Accordingly, the results of operations of this subsidiary are reported in the Company's statements of income as discontinued operations. As a result of the Spin-Off, AAM made no contribution to first quarter 1999 results. Net income from discontinued operations was $5.0 million, or $0.23 per basic and diluted share, for the first quarter of 1998.

         Operating Revenues

         Real estate markets throughout the first three months of 1999 continued to benefit from favorable economic conditions marked by low levels of unemployment and the absence of inflationary pressures. These conditions, combined with relatively stable long-term interest rates and strong consumer confidence, have resulted in particularly strong residential resale activity in a period when it normally reaches a seasonal low. New residential refinance orders have dropped from the peak levels achieved in the latter part of 1998, but they remain well above average historical levels and revenue from this sector was quite strong in the quarter. Commercial and industrial ("C&I") transactions also continue at a healthy level.

         Title, escrow, trust and other revenue was $471.8 million in the first quarter of 1999, an increase of $86.0 million or 22.3 percent from the year earlier period. Real estate related services revenue rose 30.6 percent to $21.3 million for the first quarter of 1999 compared to $16.3 million for the first quarter of 1998. For the first quarter of 1999, direct title premiums increased by $13.5 million, gross title premiums from agents and approved attorneys increased by $51.3 million, and property information sales and escrow fees increased by $8.4 million from the year earlier period. The remainder of the increase was incurred in other categories.

         Of the 1999 first quarter increase in direct title premiums, $13.4 million was attributable to residential purchases, while residential refinancings and C&I activity remained relatively flat when compared to the same period last year.

         During the first quarter of 1999, 70.2 percent of the Company's direct title premiums were attributable to residential transactions, of which 43.5 percent were purchase transactions and 26.7 percent were refinancings. During the first quarter of 1998, 64.3 percent of the Company's direct title premiums were attributable to residential transactions, of which 37.2 percent were purchase transactions and 27.1 percent were refinancings. The remaining direct title premiums for each period were attributable to C&I transactions.

         Investment Income

         Investment income totaled $16.6 million for the first three months of 1999 as compared with $14.8 million for the same period last year. The increased level of investment income was attributable to higher levels of investment assets. Realized gains from sales of marketable securities were $1.0 and $0.4 million on a pre-tax basis for the three months ended March 31, 1999 and 1998, respectively. The average duration of the portfolio at March 31, 1999 was 2.8 years as compared with 2.4 years at December 31, 1998.

         Expenses

         COMMISSIONS PAID TO AGENTS. Payment of commissions to title insurance agents constitutes the largest single expense incurred by the Company. The commission rate varies by geographic area in which the commission is earned, primarily due to competitive factors and the level of services performed. The percentage of premiums retained by agents amounted to 76.7 percent in the first quarter of 1999 as compared with 75.9 percent in the first quarter of 1998. The Company reports amounts retained by agents, along with amounts paid to approved attorneys, as commissions paid to agents in its consolidated statements of income.

         SALARIES AND OTHER EMPLOYEE BENEFITS. This category of expense represents the cost of salaries, incentive compensation and benefits paid to employees. One key ratio monitored by management is the amount of these expenses as a percentage of operating revenue, net of commissions paid to agents. The following table summarizes this ratio:

(dollars in thousands)                                 THREE MONTHS ENDED
                                                            MARCH 31,
                                                   ---------------------------
                                                      1999              1998
                                                   ---------         ---------
Title, escrow, trust and other revenue             $ 471,810         $ 385,804
Commissions paid to agents                          (172,196)         (131,490)
                                                   ---------         ---------
Net revenue                                          299,614           254,314
                                                   ---------         ---------

Total salaries and other employee benefits           153,533           127,603
                                                   ---------         ---------

Percentage                                              51.2%             50.2%
                                                   =========         =========


         During the first quarter of 1999 the level of total salaries and other employee benefits as a percentage of net revenue was 51.2 percent as compared to
50.2 percent for the same period in 1998. Typically, this ratio is relatively high in the first quarter due to the normal seasonal reduction in real estate transactions during the winter months. However, reductions in mortgage rates early in 1998 led to an increase in residential refinance activity and pushed other real estate activity to higher than normal levels. Since staffing levels typically lag changes in demand, the ratio of salaries and other employee benefits as compared with operating revenue, net of commissions paid to agents, was at an unusually low level in the first quarter of 1998. In the first quarter of 1999, this ratio returned to more typical levels. During 1999, the Company will continue to track labor costs and workforce to ensure the appropriate level of productivity is maintained.

         PROVISION FOR TITLE LOSSES. The following table summarizes key information pertaining to the Company's provision for title losses:

(dollars in thousands)                                   Three Months Ended
                                                              March 31,
                                                     --------------------------
                                                       1999              1998
                                                     --------          --------
Provision for title losses                           $ 29,817          $ 26,279
Title, escrow, trust and other revenue                471,810           385,804
Ratio                                                     6.3%              6.8%


                                                           As of         As of
                                                         March 31,    December 31,
                                                           1999           1998
                                                         --------       --------
Reserve for title losses at period-end                   $631,190       $618,831

Paid losses, net of recoveries-trailing 12 months          66,401         70,233
Reserve coverage of paid losses-trailing 12 months            9.5x           8.8x


         For the first quarter of 1999 the provision for title losses was 6.3 percent of total operating revenue, representing a 0.5 percent drop when compared with the provision rate for the first quarter of 1998. This lower rate is in recognition of a continued favorable trend in the Company's claims experience.

         OTHER OPERATING AND ADMINISTRATIVE EXPENSES. During the first quarter of 1999, other operating and administrative expenses increased $15.4 million over such expenses for the same period in 1998. This increase was split between various categories including, but not limited to, telecommunications, property information and contract labor. Excluding pre-tax Spin-Off and related management restructuring costs of $0.6 million incurred in the first three months of 1998, operating and administrative expenses increased $16.0 million between March 31, 1998 and 1999, respectively. The increased level of expense was primarily related to increases in variable costs associated with the higher levels of revenue earned in the current year.

Liquidity and Capital Resources

         At March 31, 1999, the Company and its wholly owned subsidiary, Chicago Title and Trust Company ("CT&T") - on a stand-alone basis excluding all other subsidiaries - had total cash, cash equivalents and marketable securities of $603.1 million, $567.2 million of which were pledged to secure escrow deposits and other liabilities. At December 31, 1998, the Company and CT&T - on a stand-alone basis excluding all other subsidiaries - had total cash, cash equivalents and marketable securities of $548.4 million, $502.3 million of which were pledged to secure escrow deposits and other liabilities.

         For the three months ended March 31, 1999, the Company's operations used cash of $62.1 million. For the comparable period last year, a total of $61.0 million in cash was used by continuing operations activities. The negative cash flow for both periods is primarily attributable to the timing of activities related to trust and escrow operations, and cash payments of employee incentives earned in 1997 and 1998 and paid in the first quarter of 1998 and 1999, respectively.

         The Company continues to expand its direct title operations in high growth areas and to extend its array of real estate related product offerings. During the first quarter of 1999, the Company used a total of $35.4 million in cash for acquisitions. The Company used internally generated funds to finance these acquisitions. The aggregate gross annualized revenue of these companies is $43.4 million, and the Company expects each of these acquisitions to be immediately accretive to earnings.

         On January 1, 1999, the Company entered into a revolving line of credit agreement that provides for borrowings of up to $20.0 million. This agreement is scheduled to terminate December 31, 1999. No amounts have been drawn, and no amounts were outstanding under this line of credit as of March 31, 1999.

         On each of January 26 and April 28, 1999, the Company's Board of Directors declared a dividend of $0.34 and $0.36 per share payable in cash on March 15 and June 15, 1999, respectively, to stockholders of record as of March 1 and June 1, 1999, respectively.

         The Company's common stockholders' equity per share as of March 31, 1999 was $21.43.

         In March 1999, the Company's Board of Directors authorized management to proceed with plans to offer $50.0 million to $75.0 million in debt securities, depending on market conditions and the need for additional borrowings. Proceeds from a debt offering, if completed, would be used to fund future acquisitions, repay existing debt or for general corporate purposes. If the offering is made to the public, it would be registered under the Securities Act of 1933, as amended, and would only be made by means of a prospectus.

         Also in March, the Company announced a program to repurchase up to five percent of its currently outstanding stock, or 1.1 million shares, in the open market or privately negotiated transactions over the next two years. This new program is in addition to the Company's existing stock repurchase plan. Pursuant to the new and existing stock repurchase programs, 112,300 and 187,600 shares had been repurchased as of March 31, 1999, respectively.

         Management believes cash generated from operations, investments, and cash available from financing activities will provide sufficient liquidity to meet the Company's currently foreseeable needs.

Year 2000 Issues

         OVERVIEW. As the year 2000 approaches, many computer systems worldwide have the potential to malfunction or produce incorrect information due to programming limitations relating to the storage and manipulation of dates. For efficiency and to economize storage space, computer manufacturers and software designers often omitted the first two digits of the year when referring to dates in their programs. Consequently, if not corrected, these programs will read the year 2000 (00 according to the computer) as the year 1900. Many programs utilized by the Company and its subsidiaries use only two digits to identify the year, and failure to remediate this situation could lead to a disruption in the business operations of the Company.

         In response to "Year 2000" concerns, the Company has adopted a six-phase corporate plan for itself and its subsidiaries entitled "Planning for Year 2000" (the Year 2000 Plan). The Year 2000 Plan was designed to help determine the extent of Year 2000 issues within each of its information technology and non-information technology systems and to facilitate remedial action. The six phases of the Year 2000 Plan are: (i) inventory, (ii) assessment, (iii) remediation, (iv) system testing, (v) implementation, and (vi) audit. Included within the scope of this plan are centrally developed systems utilized on a company-wide basis in title plants, title production units, claims processing, human resources and financial management; decentralized systems; and systems that function through third-party relationships.

         The Year 2000 Committee, composed of representatives from the Internal Audit, Information Services and General Counsel's Departments at the Company, directs and monitors the Company's Year 2000 compliance activities.

Information Technology

         INVENTORY AND ASSESSMENT. The Company completed an initial inventory of its information technology systems in 1997. Evaluations were done of centrally supported business critical and non-critical systems as well as the integrated communications between certain systems. This review also covered all equipment in the central data center, including hardware, software and databases.

         Decentralized systems have been identified and evaluated at the local and regional levels based upon responses to a comprehensive questionnaire developed and distributed by the Information Services Department (the Field Office Survey), which requests that field offices determine the business criticality of any systems that may have been locally developed or acquired. Field office managers are required to update their responses to the Field Office Survey on a monthly basis. These responses are being sent to the Internal Audit Department for review and for use in ongoing audit activities.

         The Field Office Survey specifically directs field office managers to review and report the Year 2000 status of all hardware used in the field offices, which consists mainly of personal computers (PCs). We have received certification from all major PC manufacturers of the Year 2000 compliance of their specific models. Information regarding the Year 2000 readiness of such models has been posted on the Intranet (which is the Company's computerized internal communications system). In addition, several software packages have been identified which test the Year 2000 preparedness of hardware. The field offices are using such software on all local hardware used in regular business operations. In order to assure Year 2000 compliance of the software installed on these PCs, the Company is collecting vendor certifications and conducting proxy testing of each such program.

         Business critical operations which interface with computer hardware, software or databases of third-party service providers, customers and agents have been identified. The Company has requested written certification of Year 2000 compliance from key third-party service providers, customers and agents that interface with its business systems, and continues its efforts to survey their Year 2000 readiness.

         Due diligence efforts for recent acquisitions have included verification of Year 2000 readiness, estimated expenditures toward Year 2000 compliance and certification of internal and external systems.

         REMEDIATION. Modifications to centrally developed and supported systems are 98.0 percent complete. Modifications to the remaining systems, several of which are business critical, remain to be completed and are currently scheduled for completion by the end of the second quarter of 1999.

         As previously mentioned, field offices are being asked to provide monthly updates on the Year 2000 readiness of those systems developed or acquired locally. Use of the PC evaluation software on field office PCs may result in the identification of more equipment that will require replacement. As a result, additional funding for renovation or replacement of local systems may also be required. It is expected that this process will be completed by the end of the second quarter of 1999.

         The Company has been receiving information from its key service providers, customers and agents about their efforts relating to Year 2000 readiness. Although such information generally indicates that the systems of the Company's key vendors, customers and agents will be ready for Year 2000, there can be no assurance that such systems will be remediated on a timely basis.

         SYSTEM TESTING. Testing of centrally supported applications is 95.0 percent complete. Off-site end-to-end application tests of the data transfer between integrated business critical systems has been scheduled for May 1999 and will be repeated in August 1999. Additional testing, where necessary to conform to Federal Financial Institutions Examination Council (FFIEC) guidelines, is expected to take place during the first half of 1999 with follow-up testing to be completed in August. FFIEC guidelines have been adopted by various regulatory and licensing authorities and are considered by them when performing on-site audits of the Company. Central documentation libraries are being created to make test plans and test results more readily available to auditors for these authorities.

         Testing methodologies used for locally developed or acquired systems have been at the discretion of field office management. The Field Office Survey continuously requests additional information on testing of business critical local systems and equipment.

         IMPLEMENTATION. Seventy percent of all centrally supported systems modified to be Year 2000 compliant have been installed and are currently in use. The remaining systems will be installed as testing and user sign-off is completed, which is expected by the end of the second quarter of 1999. Significant hardware purchases for Year 2000 compliance of central systems have been completed. Additional expenditures for field office hardware may be required as verification of locally developed or acquired systems is completed.

         AUDIT. The final phase of the Year 2000 Plan consists of continuous monitoring of the Company's remediation efforts. The completion of milestones and the satisfaction of objectives defined in the Year 2000 Plan provide checkpoints to assess the status of the Company's Year 2000 readiness. Audits of central systems and local and regional systems are being conducted by the Internal Audit and Information Services Departments.

Non-Information Technology

         The Company has completed its inventory and assessment of non-information technology systems to determine to what extent such systems are in need of Year 2000 remediation. The Company has identified the operations of its facilities (elevators, heating and air conditioning units and the like), office equipment (such as copiers, facsimile machines, telephones and voicemail), telephone and data lines and the supply of electrical power as examples of non-information technology upon which the Company is dependent. However, the Company is not more dependent on these technologies than other businesses in the United States. The Company has received certifications from the owner of its headquarters building that the building's systems are Year 2000 compliant.

         The Company has not identified any Year 2000 problems associated with its non-information technology systems that have not either been remediated or replaced, or scheduled to be remediated or replaced prior to January 1, 2000, or that are likely to pose any material risks to the Company's direct business operations.

Costs for Year 2000 Remediation

         In respect of remediation of central systems, the Company spent an estimated $2.8 million through the end of 1998, and expects to spend approximately $0.9 million in 1999. To remediate local systems, the Company spent approximately $2.1 million through the end of 1998 (formerly reported as $1.4 million), and expenditures in 1999 are expected to be about $4.1 million. The source of these sums is corporate operating funds. The Company does not separately track the cost and time its own internal employees spend on the Year 2000 project because such costs are principally the related payroll costs for its Information Services Department. There may be other, non-material costs which have also not been separately tracked.

Risks Related to Year 2000 Issues

         The Company's operations are heavily dependent upon its information technology business systems. Although not reasonably likely to occur, the Company believes that a possible worst case scenario could result from a combination of failures in its business critical information technology systems coupled with failures in the real estate transaction and banking businesses generally. The Company believes that such failures could create obstacles to providing certain services, such as production of title insurance policies, settlement of real estate transactions and disbursement of funds. In such a scenario, the Company might be forced to rely on the manual or typewritten processing of transactions, or, if feasible, to shift processing to other company systems or third party data processing vendors. Such problems could have a material adverse effect on the Company's operations in that it could lead to a decline in its volume of business or an increase in its costs, the extent of which are not estimable. However, any such failure would be likely to impact others in the industry as well, and the Company has no reason to believe that it would be any more adversely affected than other title insurance companies.

Contingency Planning

         In response to the possibility that Year 2000 failures might occur, contingency planning is in progress at each of the corporate, regional and local levels. Three types of events demanding contingency plans are identified in the Year 2000 Plan: catastrophic events, such as failure of the national power grid; major events, such as telephone or facilities failures; and internal events, such as failures of specific components of the Company's information technology business systems.

         Contingency plans addressing the foregoing events (other than catastrophic events, which are outside the control of the Company) are currently in development. Although it is impossible to plan for every contingency, the Company is taking steps to identify certain problems which might occur and prioritizing them in accordance with their relative risk. More complex systems (e.g., business critical information technology systems and major facilities) tend to be more high risk, and the Company is focusing on those in its contingency planning. Systems which have already been tested and found to be Year 2000 compliant have lower priority in the Company's contingency planning.

         For both central and field offices, contingency plans are in development to provide for the transfer of business operations from a non-compliant Year 2000 facility to the nearest fully operational facility. Contingency plans are also in development to allow fully operational systems to provide alternative data processing capabilities for select systems that experience failures. The Company is emphasizing compliance of all systems, but expects contingency planning to be an ongoing function during 1999.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Market demand for the Company's primary products, like that of other companies within the title insurance industry, is highly dependent upon the volume of lending activity that is secured by real estate. While the volume of real estate lending is strongly influenced by general economic conditions, the level of interest rates (as well as the direction and magnitude of changes in interest rates) is a particularly important factor. Lower interest rates tend to improve the affordability of housing and commercial space and therefore promote higher levels of construction and real estate sales. Lower interest rates also make the refinancing of existing loans secured by real estate more economically feasible. Conversely, the increased financing costs associated with higher interest rates tend to lower the demand for real estate and reduce the amount of real estate lending. Consequently, the Company's revenue tends to expand in periods of lower interest rates and contract in periods of higher interest rates.

         The Company's Annual Report on Form 10-K for the year ended December 31, 1998 provides a detailed discussion of the market risks affecting the Company's operations. Based on the Company's assessments as of March 31 1999, no material change has occurred in its market risk from amounts disclosed in its 1998 Form 10-K.

Forward-Looking Statements

         "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Quantitative and Qualitative Disclosures About Market Risk" set forth in this report contain disclosures which are forward-looking statements. Forward-looking statements include all statements that do not relate solely to historical or current facts, and can be identified by the use of words such as "may," "will," "expect," "project," "estimate," "anticipate," "plan" or "continue." These forward-looking statements are based upon the Company's current plans or expectations and are subject to a number of uncertainties and risks that could significantly affect current plans and anticipated actions and the Company's future financial condition and results. These uncertainties and risks include, but are not limited to, those relating to conducting operations in a competitive environment; the effect of fluctuations in the volume of real estate transactions; acquisition activities; general economic conditions; the relatively high costs of producing title evidence when premiums are subject to regulatory and competitive restraints; the effect of interest rate levels on the Company's investment portfolio; the effect of state regulations requiring maintenance of minimum levels of capital and surplus and restricting the payment of dividends; the success of the Company in achieving Year 2000 compliance; and the risk of substantial claims by large classes of claimants, such as aboriginal title claims of Native Americans. As a consequence, current plans, anticipated actions and future financial condition and results may differ from those expressed in any forward-looking statements made by or on behalf of the Company.

                           PART II - OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         (c) On March 22, 1999, the Company issued 2,527 shares and 2,247 shares to John P. Lewis and Michael A. Lewis, respectively, in partial settlement of units granted pursuant to the Company's Performance Unit Incentive Plan of 1995. These issuances were exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof, as transactions not involving a public offering.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits.


      EXHIBIT NUMBER                             DESCRIPTION

          10.1(a) Termination Agreement effective dated February 16, 1999, by and between Michael Keller and CT&T (the "Agreement").

          10.1(b)            List of Contents of Exhibits to the Agreement.

            27               Financial Data Schedule.

          (b) Reports on Form 8-K.

          No reports on Form 8-K were filed during the first quarter of 1999.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 CHICAGO TITLE CORPORATION
                                 Registrant



         Date:  May 17, 1999     /s/ Peter G. Leemputte
                                 ----------------------------------------------
                                 Peter G. Leemputte
                                 Executive Vice President, Chief Administrative
                                   Officer and Chief Financial Officer
                                 (principal financial officer)

                                  EXHIBIT INDEX



      EXHIBIT NUMBER                             DESCRIPTION

          10.1(a) Termination Agreement deffective ated February 16, 1999, by and between Michael Keller and CT&T (the "Agreement").

          10.1(b)            List of Contents of Exhibits to the Agreement.

            27               Financial Data Schedule.