Form 10-Q
period 1999-06-30
CHICAGO TITLE CORP
filed 1999-08-16
CIK 1058575

FORM 10-Q

                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549


(Mark One)

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 1999.

                                 OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________


                   Commission File Number 1-13995



                      CHICAGO TITLE CORPORATION
       ------------------------------------------------------
       (Exact Name of Registrant as Specified in Its Charter)



              DELAWARE                                      36-4217886
  -------------------------------                  -------------------
  (State or other jurisdiction of                         (I.R.S. Employer
  incorporation or organization)                        Identification No.)



                       171 North Clark Street
                       Chicago, Illinois 60601
           -----------------------------------------------------
        (Address of Principal Executive Offices and Zip Code)



                           (888) 431-4288
           ----------------------------------------------------
        (Registrant's telephone number, including area code)


                           NOT APPLICABLE
           -----------------------------------------------------
        (Former name, former address, and former fiscal year,
                    if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days: YES  [ X ]   NO [  ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                 21,819,885
                        ---------------------
                        (As of July 31, 1999)

PART I - FINANCIAL INFORMATION

      Item 1. Financial Statements.

                      CHICAGO TITLE CORPORATION
                     Consolidated Balance Sheets
                 June 30, 1999 and December 31, 1998
                  (In thousands, except share data)

                               ASSETS
                               ------
                                        (UNAUDITED)
                                        JUNE 30,       DECEMBER 31,
                                          1999            1998
                                     -------------     -----------

Cash on hand and in banks. . . . . .    $    52,864    $    39,230
Cash pledged to secure trust and
  escrow deposits. . . . . . . . . .        206,552         93,887
Marketable securities, available-for-sale:
  Fixed maturities, at fair value
    (amortized cost of $1,068,288 and
    $1,136,432 in 1999 and 1998,
    respectively). . . . . . . . . .      1,066,043      1,158,664
  Equity securities, at fair value
    (cost of $33,640 and $33,079
     in 1999 and 1998, respectively)         32,129         35,464
                                         ----------     ----------
          Total marketable securities     1,098,172      1,194,128

Receivables, including accrued investment
  income, less allowance for doubtful
  accounts of $13,770 and $14,072 in
  1999 and 1998, respectively. . . .         72,157         75,840
Deferred federal income taxes. . . .        106,251         89,553
Fixed assets, net. . . . . . . . . .        110,154        104,322
Title plants . . . . . . . . . . . .        152,449        151,600
Goodwill . . . . . . . . . . . . . .        132,307         90,581
Other assets (Note 3). . . . . . . .         98,550         42,618
                                         ----------     ----------

          Total assets . . . . . . .     $2,029,456     $1,881,759
                                         ==========     ==========


                      CHICAGO TITLE CORPORATION
               Consolidated Balance Sheets - CONTINUED

                LIABILITIES AND STOCKHOLDERS' EQUITY
                -------------------------------------


                                      (UNAUDITED)
                                        JUNE 30,       DECEMBER 31,
                                          1999            1998
                                     -------------     -----------

Accounts payable . . . . . . . . . .    $  103,366      $  112,136
Accrued expenses and other liabilities     182,762         172,253
Bank and other long term debt. . . .        21,487          21,648
Reserve for title losses . . . . . .       646,535         618,831
Trust and escrow deposits secured
  by pledged assets. . . . . . . . .       596,921         495,299
                                        ----------      ----------

          Total liabilities. . . . .     1,551,071       1,420,167

Stockholders' Equity (Note 6):

  Common stock-par value of $1 per share,
    authorized 66,000,000 shares; issued and
    outstanding 21,768,996 shares at
    June 30, 1999 (net of 241,867 treasury
    shares) and 21,905,685 shares at
    December 31, 1998 (net of 20,966
    treasury shares) . . . . . . . .        21,769          21,906
  Additional paid-in capital . . . .       120,945         127,270
  Unearned compensation-restricted stock
    and employee stock award plans .       (11,040)        (15,573)
  Retained earnings (Note 5) . . . .       349,152         311,988
  Accumulated other comprehensive income
    (Note 4) . . . . . . . . . . . .        (2,441)         16,001
                                        ----------      ----------
          Total stockholders' equity       478,385         461,592
                                        ----------      ----------
          Total liabilities and
            stockholders' equity . .    $2,029,456      $1,881,759
                                        ==========      ==========























See accompanying notes to consolidated quarterly financial statements


                                        CHICAGO TITLE CORPORATION

                                    Consolidated Statements of Income

                  For the three and six months ended June 30, 1999 and 1998 (Unaudited)
                                  (In thousands, except per share data)

                                                   THREE MONTHS ENDED          SIX MONTHS ENDED
                                                       JUNE 30,                    JUNE 30,
                                               -------------------------- --------------------------
                                                     1999         1998          1999         1998
                                                 -----------   ----------   -----------   ----------
REVENUES:
  Title, escrow, trust and other revenue . . .    $   513,026 $   461,757   $   984,836  $   847,561
  Investment income. . . . . . . . . . . . . .         15,070      15,748        31,677       30,553
  Net realized investment gains. . . . . . . .            215         167         1,249          538
                                                   ----------  ----------    ----------   ----------

          Total revenues . . . . . . . . . . .        528,311     477,672     1,017,762      878,652
                                                   ----------  ----------    ----------   ----------

EXPENSES:
  Salaries and other employee benefits . . . .        161,478     167,021       315,011      294,624
  Commissions paid to agents . . . . . . . . .        179,947     153,743       352,143      285,233
  Provision for title losses . . . . . . . . .         31,676      30,467        61,493       56,746
  Interest expense . . . . . . . . . . . . . .            950       1,110         2,029        2,405
  Other operating and administrative expenses.        108,929     104,110       206,615      186,383
                                                   ----------  ----------    ----------   ----------

          Total expenses . . . . . . . . . . .        482,980     456,451       937,291      825,391
                                                   ----------  ----------    ----------   ----------

Operating income from continuing operations
  before income taxes. . . . . . . . . . . . .         45,331      21,221        80,471       53,261

Income taxes . . . . . . . . . . . . . . . . .         15,269      10,518        27,220       21,317
                                                   ----------  ----------    ----------   ----------

Net income from continuing operations. . . . .         30,062      10,703        53,251       31,944

Net income from discontinued operations. . . .              -       4,034             -        9,013
                                                   ----------  ----------    ----------   ----------

Net income . . . . . . . . . . . . . . . . . .    $    30,062  $   14,737    $   53,251   $   40,957
                                                  ===========  ==========    ==========   ==========


                                        CHICAGO TITLE CORPORATION

                              Consolidated Statements of Income - CONTINUED

                  For the three and six months ended June 30, 1999 and 1998 (Unaudited)
                                  (In thousands, except per share data)


                                                   THREE MONTHS ENDED          SIX MONTHS ENDED
                                                       JUNE 30,                    JUNE 30,
                                               -------------------------- --------------------------
                                                     1999         1998          1999         1998
                                                 -----------   ----------   -----------   ----------

Basic and diluted earnings per share (Note 2 & 6):
   Continuing operations . . . . . . . . . . .   $     1.38    $     0.49    $     2.44   $     1.46
   Discontinued operations . . . . . . . . . .            -          0.18             -         0.41
                                                 ----------    ----------    ----------   ----------
Net earnings per share . . . . . . . . . . . .   $     1.38    $     0.67    $     2.44   $     1.87
                                                 ==========    ==========    ==========   ==========



























                 See accompanying notes to consolidated quarterly financial statements.

                                        CHICAGO TITLE CORPORATION

                                  Consolidated Statements of Cash Flows

                       For the six months ended June 30, 1999 and 1998 (Unaudited)
                                             (In thousands)
                                                                         SIX MONTHS ENDED JUNE 30,
                                                                        ----------------------------
                                                                              1999           1998
                                                                          ------------   -----------
Cash flows from continuing operations activities:
  Net income from continuing operations. . . . . . . . . . . . . . . . .   $    53,251    $   31,944
  Adjustments to reconcile net income from continuing operations to net cash provided by continuing operations activities:
      Depreciation and amortization. . . . . . . . . . . . . . . . . . .        27,218        16,935
      Changes in assets and liabilities:
        Cash pledged to secure trust and escrow deposits . . . . . . . .      (112,664)     (186,963)
        Receivables. . . . . . . . . . . . . . . . . . . . . . . . . . .         3,942        (9,507)
        Current and deferred federal income taxes. . . . . . . . . . . .        (2,219)      (13,792)
        Other assets . . . . . . . . . . . . . . . . . . . . . . . . . .       (55,498)        6,883
        Accounts payable and accrued expenses and other liabilities. . .        (5,384)       10,568
        Reserve for title losses . . . . . . . . . . . . . . . . . . . .        27,804        20,120
        Trust and escrow deposits secured by pledged assets. . . . . . .       101,509       135,677
      Gain on sale of investments. . . . . . . . . . . . . . . . . . . .        (1,249)         (538)
                                                                            ----------    ----------
Net adjustments. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (16,541)      (20,617)
                                                                            ----------    ----------
Net cash provided by continuing operations activities. . . . . . . . . .        36,710        11,327
                                                                            ----------    ----------
Dividends received from Alleghany Asset Management, Inc. (Note 2). . . .             -         7,472
                                                                            ----------    ----------
Net cash provided by (used in) operations. . . . . . . . . . . . . . . .        36,710        18,799
                                                                            ----------    ----------
Cash flows from investing activities:
  Purchase of long-term marketable securities. . . . . . . . . . . . . .      (265,031)     (206,791)
  Sales of long-term marketable securities . . . . . . . . . . . . . . .       188,749        94,677
  Maturities and redemptions of long-term marketable securities. . . . .       125,260        61,219
  Net sales of short-term investments. . . . . . . . . . . . . . . . . .        24,704        99,386
  Purchases of other invested assets . . . . . . . . . . . . . . . . . .        (3,570)       (3,418)
  Sales of other invested assets . . . . . . . . . . . . . . . . . . . .         1,103         1,688
  Purchases of fixed assets. . . . . . . . . . . . . . . . . . . . . . .       (18,273)      (14,385)
  Sales of fixed assets. . . . . . . . . . . . . . . . . . . . . . . . .           982         2,174
  Purchases of title plants. . . . . . . . . . . . . . . . . . . . . . .           (80)         (225)
  Purchases of subsidiaries (Note 7) . . . . . . . . . . . . . . . . . .       (53,873)      (26,979)
  Cash of acquired subsidiaries. . . . . . . . . . . . . . . . . . . . .         4,197         3,606
                                                                            ----------    ----------
Net cash provided by investing activities. . . . . . . . . . . . . . . .         4,168        10,952
                                                                            ----------     ---------

                                        CHICAGO TITLE CORPORATION

                            Consolidated Statements of Cash Flows - CONTINUED

                       For the six months ended June 30, 1999 and 1998 (Unaudited)
                                             (In thousands)

                                                                          SIX MONTHS ENDED JUNE 30,
                                                                        ----------------------------
                                                                              1999           1998
                                                                          ------------   -----------

Cash flows from financing activities:
  Principal payments on bank and other long term debt. . . . . . . . . .       (19,615)       (1,288)
  Principal receipts on bank and other long term debt. . . . . . . . . .        19,300         --
  Payment of cash dividends (Note 5) . . . . . . . . . . . . . . . . . .       (15,290)        --
  Original issuance and reissuance of treasury stock . . . . . . . . . .         3,703         --
  Purchases of treasury stock  . . . . . . . . . . . . . . . . . . . . .       (15,342)        --
  Cash remaining with discontinued operations (Note 2) . . . . . . . . .             -        (3,043)
                                                                            ----------    ----------

Net cash used in financing activities. . . . . . . . . . . . . . . . . .       (27,244)       (4,331)
                                                                            ----------    ----------

Net increase in cash . . . . . . . . . . . . . . . . . . . . . . . . . .        13,634        25,420

Cash at beginning of year. . . . . . . . . . . . . . . . . . . . . . . .        39,230        21,219
                                                                            ----------    ----------

Cash as of balance sheet date. . . . . . . . . . . . . . . . . . . . . .    $   52,864    $   46,639
                                                                            ==========    ==========
















                  See accompanying notes to consolidated quarterly financial statements

                      CHICAGO TITLE CORPORATION

        NOTES TO CONSOLIDATED QUARTERLY FINANCIAL STATEMENTS
           (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


(1)   BASIS OF PRESENTATION

This report should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 1998 and the Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 of Chicago Title Corporation (the "Company"). The unaudited consolidated financial information included in this report has been prepared in conformity with the accounting principles and practices reflected in the consolidated financial statements included in the aforementioned Form 10-K filed with the Securities and Exchange Commission. All adjustments are of a normal recurring nature except as described herein and are, in the opinion of management, necessary for a fair presentation of the consolidated results for the interim periods. The results of operations for the interim periods are not necessarily indicative of results for a full year.

Certain reclassifications have been made to the 1998 consolidated financial statements to conform to the 1999 presentation.

(2)   THE SPIN-OFF

In June 1998, the Company was spun off from Alleghany Corporation and became an independent, publicly traded company (the "Spin-Off"). Prior to the Spin-Off, the Company performed trust and asset management services through a subsidiary, Alleghany Asset Management, Inc. This subsidiary remained with Alleghany Corporation after the Spin-Off. Accordingly, the results of operations of this subsidiary in 1998 are reported in the Company's statements of income as discontinued operations. As a result of the Spin-Off, Alleghany Asset Management made no contribution to 1999 results. Net income from discontinued operations was $4,034, or $0.18 per basic and diluted share, in the second quarter of 1998. For the six months ended June 30, 1998, net income from discontinued operations was $9,013, or $0.41 per basic and diluted share.

(3)   ACCOUNTING PRONOUNCEMENTS

Effective January 1, 1999, the Company adopted Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which provides guidance on accounting for the costs of computer software intended for internal use. For the second quarter and year-to-date as of June 30, 1999, costs in progress of $1,743 and $3,817, respectively, were incurred and capitalized for internal system development. These costs are primarily attributable to the Company's previously announced electronic spine project.

In June 1998, the Financial Accounting Standards Board issued
Statements of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133, as subsequently amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an amendment of FASB Statement No. 133", is effective for financial statements for fiscal years beginning after June 15, 2000. While the Company is still evaluating this standard, adoption of SFAS No. 133 is not expected to have a material impact on the financial position or results of operations of the Company.

(4)   COMPREHENSIVE INCOME

Statement of Financial Accounting Standards ("SFAS") No. 130,
"Reporting Comprehensive Income" requires total comprehensive income be reported in condensed financial statements of interim periods. Total comprehensive income consists of net income and other comprehensive income.


The Company's total comprehensive income for the three months ended
June 30, 1999 and 1998 was $18,885 and $14,628, respectively. The Company's total comprehensive income was $34,809 and $40,888 for the six months ended June 30, 1999 and 1998, respectively. Other comprehensive income relates to changes in unrealized appreciation (depreciation) of marketable securities, net of deferred taxes, and was $(11,177) and $(109) for the three months ended June 30, 1999 and 1998, respectively, and $(18,442) and $(69) for the six months ended June 30, 1999 and 1998, respectively.

(5)   DIVIDENDS

On April 27 and July 27, 1999, the Company's Board of Directors declared cash dividends of $0.36 per share, payable on June 15 and September 15, 1999, respectively, to stockholders of record on June 1 and September 1, 1999, respectively.

(6)   WEIGHTED AVERAGE SHARES OUTSTANDING

The weighted average number of shares outstanding for the three and six months ended June 30, 1999 was 21,782,692 and 21,833,633, respectively. The weighted average number of shares outstanding for the comparable periods in 1998 was 21,906,651.

(7)   ACQUISITIONS

During the second quarter of 1999, the Company acquired the assets of, or stock in, various companies for a total cost of $18,440. These acquisitions were accounted for using the purchase method of accounting.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations--Comparison of Three and Six Months Ended June 30, 1999 and 1998

      Net Income

      For the second quarter of 1999, net income was $30.1 million, or $1.38 per share on both a basic and diluted basis. Exclusive of $21.2 million in after-tax non-recurring Spin-Off and related management restructuring costs, net income from continuing operations amounted to $31.9 million, or $1.46 per basic and diluted share, for the second quarter of 1998. Net income for the second quarter of 1999 represents the second highest income level the Company has achieved, surpassed only by the second quarter of 1998, excluding the impact of Spin-Off costs and discontinued operations. Year to date net income was $53.3 million, or $2.44 per share on both a basic and diluted basis. Exclusive of $21.6 million in after-tax non-recurring Spin-Off and related management restructuring costs, net income from continuing operations amounted to $53.5 million, or $2.44 per basic and diluted share for the same period in 1998.

      Operating Revenues

      The Company's gross revenue for the three months ended June 30, 1999 was $528.3 million, an increase of 10.6 percent from the same period in 1998. Residential home sales transactions remained strong, more than offsetting the decline in residential refinance business as interest rates slowly rose. The residential refinance sector represented approximately
17.5 percent of total direct title premiums for the second quarter of 1999, compared to 22.4 percent for the second quarter of 1998. Commercial markets also continued at a very healthy pace.

      Title, escrow, trust and other revenue was $513.0 million in the second quarter of 1999, an increase of $51.3 million or 11.1 percent from the year earlier period. The Company's continued focus on expanding its array of available services and improving electronic distribution, resulted in a 26.6 percent increase in real estate related services revenue which rose to $26.1 million for the second quarter of 1999 compared to $20.6 million for the second quarter of 1998. For the three months ended June 30, 1999, gross title premiums from agents and approved attorneys increased by $38.7 million and property information sales and escrow fees increased by $4.8 million. Direct title premiums remained relatively flat year-over-year. The remainder of the increase was seen in other categories.

      Residential purchase revenue realized quarter-over-quarter improvements of almost 18.4 percent. During the second quarter of 1999, this sector represented 50.4 percent of total direct revenue compared to
43.2 percent during the second quarter of 1998. Commercial and industrial ("C&I") activity remained quite strong, accounting for 32.1 percent of 1999's second quarter direct revenue.

      For the first six months of 1999, title, escrow, trust and other revenue was $984.8 million, an increase of 16.2 percent from the first six months of 1998. Real estate related services revenue rose 28.1 percent to $47.6 million for the first half of 1999 compared to $37.2 million for the first half of 1998. For the six months ended June 30, 1999, direct title premiums increased by $16.4 million, gross title premiums from agents and approved attorneys increased by $90.0 million, and property information sales and escrow fees increased by $13.4 million from the year earlier period. The remainder of the increase was seen in other categories.

      During the second quarter of 1999, 67.9 percent of the Company's direct title premiums were attributable to residential transactions, of which 50.4 percent were purchase transactions and 17.5 percent were refinancings. During the second quarter of 1998, 65.6 percent of the Company's direct title premiums were attributable to residential transactions, of which 43.2 percent were purchase transactions and 22.4 percent were refinancings. The remaining direct title premiums for each period were attributable to C&I transactions.

      During the first six months of 1999, 68.8 percent of the Company's direct title premiums were attributable to residential transactions, of which 47.0 percent were purchase transactions and 21.8 percent were refinancings. During the first six months of 1998, 64.8 percent of the Company's direct title premiums were attributable to residential transactions, of which 40.4 percent were purchase transactions and 24.4 percent were refinancings. The remaining direct title premiums for each period were attributable to C&I transactions.

      Investment Income

      Investment income totaled $15.1 million for the second quarter and $31.7 million for the first six months of 1999 as compared with $15.7 million and $30.6 million, respectively, for the same periods last year. On a pre-tax basis, realized gains from sales of marketable securities were $0.2 million and $1.2 million for the three and six months ended June 30, 1999, respectively. For the three and six months ended June 30, 1998, realized gains from sales of marketable securities were $0.2 million and $0.5 million on a pre-tax basis. The average duration of the portfolio at June 30, 1999 was 2.8 years as compared with 2.4 years at December 31, 1998.

      Expenses

      COMMISSIONS PAID TO AGENTS. Payment of commissions to title insurance agents constitutes the largest single expense incurred by the Company (excluding non-recurring labor costs associated with the Spin-Off in 1998). The commission rate varies by geographic area in which the commission is earned, primarily due to competitive factors and the level of services performed. The percentage of premiums retained by agents amounted to 74.8 and 75.8 percent for the three and six months ended June 30, 1999, respectively. For the three and six months ended June 30, 1998 the percentage of premiums retained by agents amounted to 76.2 and 76.1 percent, respectively. The Company reports amounts retained by agents, along with amounts paid to approved attorneys, as commissions paid to agents in its consolidated statements of income.

      SALARIES AND OTHER EMPLOYEE BENEFITS. This category of expense represents the cost of salaries, incentive compensation and benefits paid to employees. One key ratio monitored by management is the amount of these expenses as a percentage of operating revenue, net of commissions paid to agents. The following table summarizes this ratio:

                                  (dollars in thousands)

                       THREE MONTHS ENDED       SIX MONTHS ENDED
                             JUNE 30,               JUNE 30,
                     ---------------------- ----------------------
                          1999       1998        1999       1998
                       ---------  ---------   ---------  ---------
Title, escrow, trust
  and other revenue. $  513,026  $  461,757  $  984,836 $  847,561
Commissions paid
  to agents. . . . .   (179,947)   (153,743)   (352,143)  (285,233)
                       ---------  ---------   ---------  ---------
Net revenue. . . . .    333,079     308,014     632,693    562,328
                       ---------  ---------   ---------  ---------

Total salaries and
  other employee
  benefits . . . . .    161,478     167,021     315,011    294,624
Less Spin-Off and
  related management
  restructuring costs-
  labor related. . .        -       (23,196)      -        (23,196)
                       ---------  ---------   ---------  ---------
Total salaries and
  other employee
  benefits, net. . .     161,478    143,825     315,011    271,428
                       ---------  ---------   ---------  ---------

Percentage . . . . .       48.5%      46.7%       49.8%      48.3%
                       =========  =========   =========  =========

      During the second quarter of 1999, the level of total salaries and other employee benefits as a percentage of net revenue was 48.5 percent as compared to 46.7 percent for the same period in 1998 (excluding Spin-Off and related management restructuring costs). While this ratio has increased slightly since last year, it is the second lowest laborratio in the Company's history and is down relative to the third and fourth quarters of 1998 and the first quarter of 1999. Since staffing levels typically lag changes in demand, this ratio was at an unusually low level in the first and second quarter of 1998 as order volumes increased. During 1999, the Company will continue to manage labor costs and staffing levels in an effort to ensure that appropriate productivity levels are maintained.

      PROVISION FOR TITLE LOSSES. The following table summarizes key information pertaining to the Company's provision for title losses:

                                  (dollars in thousands)

                       THREE MONTHS ENDED       SIX MONTHS ENDED
                             JUNE 30,               JUNE 30,
                     ---------------------- ----------------------
                          1999       1998        1999       1998
                       ---------  ---------   ---------  ---------
Provision for
  title losses . . . $   31,676 $   30,467  $   61,493 $   56,746
Title, escrow,
  trust and other
  revenue. . . . . .    513,026    461,757     984,836    847,561
Ratio. . . . . . . .       6.2%       6.6%        6.2%       6.7%

                                         As of           As of
                                        June 30,      December 31,
                                         1999             1998
                                      ----------     -------------
Reserve for title losses at
  period-end . . . . . . . . . . .    $  646,535        $  618,831

Paid losses, net of recoveries-
  trailing 12 months . . . . . . .        66,792            70,233
Reserve coverage of paid losses-
  trailing 12 months . . . . . . .          9.7x              8.8x

      For the second quarter of 1999, the provision for title losses was
6.2 percent of total operating revenue, representing a 0.4 percent drop when compared with the provision rate for the second quarter of 1998. This lower rate is in recognition of a continued favorable trend in the Company's claims experience. An additional reduction of 0.3 percent to 0.5 percent in the provision rate is anticipated in the second half of 1999.

      OTHER OPERATING AND ADMINISTRATIVE EXPENSES. During the second quarter of 1999, other operating and administrative expenses increased $4.8 million over such expenses for the same period in 1998. This increase was split between various categories. The increased level of expense was primarily due to increases in variable costs associated with the higher levels of revenue earned in the current year.

      During the first six months of 1999, other operating and administrative expenses increased $20.2 million to $206.6 million, an increase of 10.9 percent over the first six months of 1998. Excluding pre-tax Spin-Off and related management restructuring costs of $0.6 million in the first six months of 1998, other operating and administrative expenses increased $20.8 million over the same period last year.

Subsequent Event

      On August 1, 1999, the Company and Fidelity National Financial, Inc. a Delaware corporation ("Fidelity"), entered into an Agreement and Plan of Merger ("Merger Agreement"). Pursuant to the Merger Agreement and subject to the terms and conditions set forth therein, the Company will be merged with and into Fidelity, with Fidelity being the surviving corporation of such merger (the "Merger"). At the Effective Time (as defined in the Merger Agreement) of the Merger, each issued and outstanding share of common stock, par value $1.00 per share, of the Company ("Company Common Shares") will be converted into the right to receive merger consideration having a value of $52.00 (subject to certain adjustments) and consisting of cash and shares of common stock, par value $.0001 per share, of Fidelity ("Fidelity Common Shares"). Holders of Company Common Shares will be provided an opportunity to elect to receive the merger consideration in the form of cash or in the form of Fidelity Common Shares, subject to proration. The transaction is expected to be completed in the first quarter of 2000, subject to approval by the stockholders of the Company and Fidelity and to certain regulatory approvals.

Liquidity and Capital Resources

      At June 30, 1999, the Company and its wholly owned subsidiary, Chicago Title and Trust Company ("CT&T") - on a stand-alone basis excluding all other subsidiaries - had total cash, cash equivalents and marketable securities of $628.0 million, $597.4 million of which were pledged to secure escrow deposits and other liabilities. At December 31, 1998, the Company and CT&T - on a stand-alone basis excluding all other subsidiaries
- had total cash, cash equivalents and marketable securities of $548.4 million, $502.3 million of which was pledged to secure escrow deposits and other liabilities.

      For the six months ended June 30, 1999, the Company's continuing operations provided cash of $36.7 million. For the comparable period last year, continuing operations activities provided a total of $11.3 million in cash. The increase in cash flow between the two periods is primarily attributable to the absence of after-tax Spin-Off costs of $21.6 million which were incurred in the first six months of 1998.

      The Company continues to expand its direct title operations in high growth areas and to extend its array of real estate related product offerings. During the first six months of 1999, the Company used a total of $53.9 million in cash for acquisitions. The Company used internally generated funds to finance these acquisitions. The aggregate gross annualized revenue of these companies is $60.0 million, and the Company expects each of these acquisitions to be immediately accretive to earnings.

      On January 1, 1999, the Company entered into a revolving line of credit agreement that provides for borrowings of up to $20.0 million. This agreement will expire on December 31, 1999. Borrowings thereunder, which bear interest at a floating rate, are available for general corporate purposes. No amounts were outstanding under this line of credit as of June 30, 1999.

      On May 26, 1999, the Company entered into two separate agreements with banking institutions for lines of credit of $20 million and $25 million, replacing similar lines that CT&T had with the same lenders. The new lines of credit will expire on May 24, 2000. Borrowings thereunder, which bear interest at a floating rate equal to LIBOR plus 25 basis points, are available for general corporate purposes. On May 28, 1999, the Company borrowed $19.3 million under the $25 million line to repay the outstanding balance of $19.3 million under a bank credit agreement entered into by CT&T in connection with the acquisition of two of CT&T's title insurance subsidiaries, Security Union Insurance Company and Ticor Title Insurance Company. Such $19.3 million remained outstanding under the $25 million line, and no amounts were outstanding under the $20 million line, as of June 30, 1999.

      On June 2, 1999, the Company entered into a bank credit agreement providing for maximum borrowings of $50 million on a revolving basis, replacing a similar agreement that CT&T had with the same lenders. The new credit agreement will expire in June 2004. Borrowings thereunder, which bear interest at a floating rate, are available for general corporate purposes. No amounts were outstanding under this credit agreement as of June 30, 1999.

      In addition to the credit relationships described above, in connection with the escrow and closing services that the Company offers to its customers, the Company deposits substantial funds into demand deposit accounts with various financial institutions. The Company negotiates for and receives a range of banking services from these institutions as permitted by banking laws and regulations, such as direct services, payments to vendors (including one or more of the Company's subsidiaries) that provide escrow accounting and other services, and credit accommodations including short-term low rate loans to the Company secured by its assets, primarily commercial paper purchased by the Company with the proceeds of such loans.

      On January 26 and April 27, 1999, the Company's Board of Directors declared cash dividends of $0.34 and $0.36 per share, respectively, payable on March 15 and June 15, 1999, respectively, to stockholders of record as of March 1 and June 1, 1999, respectively. On July 27, 1999, the
Company's Board of Directors declared a cash dividend of $0.36 per share payable on September 15, 1999, to stockholders of record as of September 1, 1999.

      The Company's common stockholders' equity per share as of June 30, 1999 was $21.98.

      In June 1999, the Company filed a registration statement under the Securities Act of 1933 to issue $75.0 million of debt, net proceeds of which were expected to be used for general corporate purposes including the repayment of existing debt and the funding of potential acquisitions. In light of the execution of the Merger Agreement by the Comapnay and Fidelity National Financial, Inc. discussed elsewhere in this report, the Company has not yet determined whether to proceed with this offering at this time.

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

      In response to "Year 2000" concerns, the Company has adopted a six-phase corporate plan for itself and its subsidiaries entitled "Planning for Year 2000" (the "Year 2000 Plan"). The Year 2000 Plan was designed to help determine the extent of Year 2000 issues within each of its information technology and non-information technology systems and to facilitate remedial action. The six phases of the Year 2000 Plan are: (i) inventory, (ii) assessment, (iii) remediation, (iv) system testing, (v) implementation, and (vi) audit. Included within the scope of this plan are centrally developed systems utilized on a company-wide basis in title plants, title production units, claims processing, human resources and financial management; decentralized systems; and systems that function through third-party relationships.

      The Year 2000 Committee, composed of representatives from the Internal Audit, Information Services and General Counsel's Departments of the Company, directs and monitors the Company's Year 2000 compliance activities.

Information Technology

      INVENTORY AND ASSESSMENT. The Company completed an initial inventory of its information technology systems in 1997. Evaluations were done of centrally supported business critical and non-critical systems as well as the integrated communications between certain systems. This review also covered all equipment in the central data center, including hardware, software, and databases.

      Decentralized systems have been identified and evaluated at the local and regional levels based upon responses to a comprehensive questionnaire developed and distributed by the Information Services Department (the "Field Office Survey"), which requests that field offices determine the business criticality of any systems that may have been locally developed or acquired. Field office managers are required to update their responses to the Field Office Survey on a monthly basis. These responses are being sent to the Internal Audit Department for review and for use in ongoing audit activities.

      The Field Office Survey specifically directs field office managers to review and report the Year 2000 status of all hardware used in the field offices, which consists mainly of personal computers (PCs). The Company has received certification from all major PC manufacturers of the Year 2000 compliance of their specific models. Information regarding the Year 2000 readiness of such models has been posted on the Intranet (which is the Company's computerized internal communications system). In addition, the field offices have used software packages to test the Year 2000 preparedness of all local hardware used in regular business operations. In order to assure Year 2000 compliance of the software installed on these PCs, the Company is collecting vendor certifications and conducting proxy testing of each such program.

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

      REMEDIATION. Modifications to centrally developed and supported systems are one hundred percent complete. As previously mentioned, field offices are being asked to provide monthly updates on the Year 2000 readiness of those systems developed or acquired locally. Use of the PC evaluation software on field office PCs resulted in the identification of more equipment that requires replacement. As a result, additional funding for renovation or replacement of local systems was required. This process was nearing completion by the end of the second quarter of 1999.

      The Company has been receiving information from its key service providers, customers and agents about their efforts relating to Year 2000 readiness. Although such information generally indicates that the systems of the Company's key vendors, customers and agents will be ready for Year 2000, there can be no assurance that such systems will be remediated on a timely basis.

      SYSTEM TESTING. Testing of centrally supported applications is one hundred percent complete. Off-site end-to-end application tests of the data transfer between integrated business critical systems occurred in May 1999 and will be repeated in August 1999. Additional testing necessary to conform to Federal Financial Institutions Examination Council ("FFIEC") guidelines took place during the first half of 1999 while follow-up testing is expected to be completed in August. FFIEC guidelines have been adopted by various regulatory and licensing authorities and are considered by them when performing on-site audits of the Company. Central documentation libraries have been created to make test plans and test results more readily available to auditors for these authorities.

      Testing methodologies used for locally developed or acquired systems have been at the discretion of field office management. The Field Office Survey continuously requests additional information on testing of business critical local systems and equipment.

      IMPLEMENTATION. One hundred percent of all centrally supported systems modified to be Year 2000 compliant have been installed and are currently in use. Significant hardware purchases for Year 2000 compliance of central systems have been completed. Additional expenditures for field office hardware may be required as verification of locally developed or acquired systems is completed.

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

Non-Information Technology

      The Company has completed its inventory and assessment of non-information technology systems to determine to what extent such systems are in need of Year 2000 remediation. The Company has identified the operations of its facilities (elevators, heating and air conditioning units and the like), office equipment (such as copiers, facsimile machines, telephones, and voicemail), telephone and data lines and the supply of electrical power as examples of non-information technology upon which the Company is dependent. However, the Company is not more dependent on these technologies than other businesses in the United States. The Company has received certifications from the owner of its headquarters building that the building's systems are Year 2000 compliant.

      The Company has not identified any Year 2000 problems associated with its non-information technology systems that have not either been remediated or replaced, or scheduled to be remediated or replaced prior to January 1, 2000, or that are likely to pose any material risks to the Company's direct business operations.

Costs for Year 2000 Remediation

      In respect of remediation of central systems, the Company spent approximately $2.8 million through the end of 1998, and approximately $1.1 million in 1999 to date out of a budget of $1.2 million for this year. To remediate local systems, the Company spent approximately $2.1 million through the end of 1998, and approximately $1.7 million in 1999 to date out of a budget of $3.5 million for this year. The source of these sums is corporate operating funds. The Company does not separately track the cost of and time spent by its own internal employees on the Year 2000 project because such costs are principally the related payroll costs for its Information Services department. There may be other, non-material costs which have also not been separately tracked.

Risks Related to Year 2000 Issues

      The Company's operations are heavily dependent upon its information technology business systems. Although not reasonably likely to occur, the Company believes that a possible worst case scenario could result from a combination of failures in its business critical information technology systems coupled with failures in the real estate transaction, and banking businesses generally. The Company believes that such failures could create obstacles to providing certain services, such as production of title insurance policies, settlement of real estate transactions and disbursement of funds. In such a scenario, the Company might be forced to rely on the manual or typewritten processing of transactions, or, if feasible, to shift processing to other company systems or third party data processing vendors. Such problems could have a material adverse effect on the Company's operations in that it could lead to a decline in its volume of business or an increase in its costs, the extent of which are not estimable. However, any such failure would be likely to impact others in the industry as well, and the Company has no reason to believe that it would be any more adversely affected than other title insurance companies.

Contingency Planning

      Three types of events demanding contingency plans are identified in the Year 2000 Plan: catastrophic events, such as failure of the national power grid; major events, such as telephone or facilities failures; and internal events, such as failures of specific components of the Company's information technology business systems. In response to the possibility that Year 2000 failures might occur, business resumption contingency planning (other than for catastrophic events, which are outside the control of the Company) has been or is being completed at each of the corporate, regional, and local levels.

      Although it is impossible to plan for every contingency, the Company has taken steps to identify certain problems which might occur and prioritize them in accordance with their relative risk. More complex systems (e.g., business critical information technology systems and major facilities) tend to be more high risk, and the Company focused on those in its contingency planning.

      Business resumption contingency plans have been or are being developed to provide for the transfer of business operations from a non-compliant Year 2000 facility to the nearest fully operational facility. Contingency plans were also developed to allow fully operational systems to provide alternative data processing capabilities for select systems that experience failures. Examples of specific systems for which contingency plans have been developed include branch processing and accounting, financial accounting, general ledger, and payroll/human resources. In accordance with FFIEC guidelines, methods of testing business resumption contingency plans have been or are being developed and such testing is taking place during the third quarter of 1999.

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

      The Company's Annual Report on Form 10-K for the year ended
December 31, 1998 provides a detailed discussion of the market risks affecting the Company's operations. Based on the Company's assessments as of June 30, 1999, no material change has occurred in its market risk from amounts disclosed in its 1998 Form 10-K.

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

                     PART II - OTHER INFORMATION


ITEM 1.    LEGAL PROCEEDINGS.

           On May 19, 1999, the California Attorney General, on behalf of the People of the State of California, the Controller of the State of California and the Insurance Commissioner of the State of California filed a compliant against an alleged class of defendants consisting of title insurers and escrow companies doing business in California. The complaint alleges that defendants failed to escheat certain escrow funds to the State of California, charged home buyers and other customers improper fees, and failed to pay over to customers interest payments, or payments in lieu of interest, made by various banks on escrow funds deposited by defendants on behalf of such customers, in violation of various California laws. The plaintiffs seek damages according to proof, return of allegedly improper fees, disgorgement of the alleged interest payments or payments in lieu of interest, payment to the State of California of the funds that allegedly should have been escheated, interest, costs of suit including attorneys' fees and investigative fees, civil penalties and injunctive relief.
Neither the Company nor any of its subsidiaries has been identified by name as a defendant in this lawsuit.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS.

      (c) On April 8, 1999, the Company issued 35,713 shares to Richard Pollay in partial settlement of units granted pursuant to the Company's Performance Unit Incentive Plan of 1995. This issuance was exempt from registration under the Securities Act of 1933, as amended, pursuant to
Section 4(2) thereof, as a transaction not involving a public offering.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

           The Company's 1999 Annual Meeting of Stockholders was held on April 27, 1999. At the Annual Meeting, five directors were elected to serve for three-year terms on the Company's Board of Directors, by the following votes:

            Director                  For        Withheld
            --------                  ---        --------
            Norman R Bobins       17,376,277      15,611
            John F. Farrell, Jr.  17,376,655      15,233
            Robert M. Hart        17,376,496      15,392
            Philip G. Heasley     17,376,655      15,233
            Alan N. Prince        17,375,963      15,925

            At the Annual Meeting, the selection of KPMG LLP as auditors for the Company for the year 1999 was ratified by a vote of 17,375,687 shares in favor and 6,580 shares opposed. A total of 9,621 shares abstained from voting.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits.


  EXHIBIT NUMBER                 DESCRIPTION

      10.1(a) Agreement and Plan of Merger, dated as of August 1, 1999 (the "Merger Agreement"), by and between Fidelity National Financial, Inc. and the Company, filed as Exhibit 99.1 to the Company's Current Report on Form 8-K dated August 4, 1999, is incorporated herein by reference.

      10.1(b)         List of Contents of Exhibits to the Merger
                      Agreement, filed as Exhibit 99.2 to the Company's Current Report on Form 8-K dated August 4, 1999, is incorporated herein by reference.

      10.2            Line of Credit Agreement dated January 1,
                      1999,between the Company and Union Bank of
                      California, N.A.

      10.3 Line of Credit Agreement dated May 26, 1999, between the Company and U.S. Bank National
                      Association.

      10.4 Line of Credit Agreement dated May 26, 1999, between the Company and LaSalle Bank National Association.

      10.5(a) Revolving Loan and Credit Agreement dated as of June 2, 1999 (the Revolving "Credit Agreement"), among the Company, the various financial institutions parties thereto and LaSalle Bank National Association.

      10.5(b)         List of Contents of Exhibits to the Revolving
                      Credit Agreement.

      27              Financial Data Schedule.


      (b)   Reports on Form 8-K.

      No reports on Form 8-K were filed during the second quarter of 1999.

However, the Company filed a report on Form 8-K dated August 4, 1999, to report in Item 5 thereof that the Company entered into the Merger Agreement with Fidelity National Financial, Inc., as discussed elsewhere in this report.

                             SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                      CHICAGO TITLE CORPORATION
                      Registrant



Date: August 13, 1999 /s/ Peter G. Leemputte
                      ----------------------------------------------
                      Peter G. Leemputte
                      Executive Vice President, Chief Administrative Officer and Chief Financial Officer
                      (principal financial officer)

                            EXHIBIT INDEX




  EXHIBIT NUMBER                 DESCRIPTION

      10.1(a) Agreement and Plan of Merger, dated as of August 1, 1999 (the "Merger Agreement"), by and between Fidelity National Financial, Inc. and the Company, filed as Exhibit 99.1 to the Company's Current Report on Form 8-K dated August 4, 1999, is incorporated herein by reference.

      10.1(b)         List of Contents of Exhibits to the Merger
                      Agreement, filed as Exhibit 99.2 to the Company's Current Report on Form 8-K dated August 4, 1999, is incorporated herein by reference.

      10.2 Line of Credit Agreement dated January 1, 1999, between the Company and Union Bank of California, N.A.

      10.3 Line of Credit Agreement dated May 26, 1999, between the Company and U.S. Bank National
                      Association.

      10.4 Line of Credit Agreement dated May 26, 1999, between the Company and LaSalle Bank National Association.

      10.5(a) Revolving Loan and Credit Agreement dated as of June 2, 1999 (the Revolving "Credit Agreement"), among the Company, the various financial institutions parties thereto and LaSalle Bank National Association.

      10.5(b)         List of Contents of Exhibits to the Revolving
                      Credit Agreement.

      27              Financial Data Schedule.