Form 10-Q
period 1999-09-30
CHICAGO TITLE CORP
filed 1999-11-12
CIK 1058575

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


(Mark One)

[ X ]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 1999.

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

                                 21,880,681
                            ---------------------
                          (As of October 31, 1999)



PART I - FINANCIAL INFORMATION

      Item 1. Financial Statements.

                          CHICAGO TITLE CORPORATION
                         Consolidated Balance Sheets
                  September 30, 1999 and December 31, 1998
                      (In thousands, except share data)

                                   ASSETS
                                   ------
                                            (UNAUDITED)
                                            SEPTEMBER 30,     DECEMBER 31,
                                                1999             1998
                                           -------------      -----------

Cash on hand and in banks. . . . . . . .       $   32,692      $   39,230
Cash pledged to secure trust and
  escrow deposits. . . . . . . . . . . .          183,699          93,887
Marketable securities, available-for-sale:
  Fixed maturities, at fair value
    (amortized cost of $1,102,891 and
    $1,136,432 in 1999 and 1998,
    respectively). . . . . . . . . . . .        1,096,620       1,158,664
  Equity securities, at fair value
    (cost of $33,895 and $33,079
     in 1999 and 1998, respectively) . .           31,593          35,464
                                               ----------      ----------
          Total marketable securities. .        1,128,213       1,194,128

Receivables, including accrued investment
  income, less allowance for doubtful
  accounts of $13,628 and $14,072 in
  1999 and 1998, respectively. . . . . .           69,383          75,840
Deferred federal income taxes. . . . . .          105,062          89,553
Fixed assets, net. . . . . . . . . . . .          112,755         104,322
Title plants . . . . . . . . . . . . . .          152,455         151,600
Goodwill . . . . . . . . . . . . . . . .          128,745          90,581
Other assets (Note 4). . . . . . . . . .          104,865          42,618
                                               ----------      ----------

          Total assets . . . . . . . . .       $2,017,869      $1,881,759
                                               ==========      ==========


                          CHICAGO TITLE CORPORATION
                   Consolidated Balance Sheets - CONTINUED

                    LIABILITIES AND STOCKHOLDERS' EQUITY
                    -------------------------------------


                                            (UNAUDITED)
                                            SEPTEMBER 30,     DECEMBER 31,
                                                1999             1998
                                           -------------      -----------

Accounts payable . . . . . . . . . . . .      $   93,485       $  112,136
Accrued expenses and other liabilities .         196,799          172,253
Bank and other long term debt. . . . . .          21,437           21,648
Reserve for title losses . . . . . . . .         656,220          618,831
Trust and escrow deposits secured
  by pledged assets. . . . . . . . . . .         553,688          495,299
                                              ----------       ----------

          Total liabilities. . . . . . .       1,521,629        1,420,167

Stockholders' Equity (Note 7):

  Common stock-par value of $1 per share,
    authorized 66,000,000 shares; issued and
    outstanding 21,833,159 shares at
    September 30, 1999 (net of 205,179
    treasury shares) and 21,905,685 shares
    at December 31, 1998 (net of 20,966
    treasury shares) . . . . . . . . . .          21,833           21,906
  Additional paid-in capital . . . . . .         123,236          127,270
  Unearned compensation-restricted stock
    and employee stock award plans . . .          (9,500)         (15,573)
  Retained earnings (Note 6) . . . . . .         366,243          311,988
  Accumulated other comprehensive income
    (Note 5) . . . . . . . . . . . . . .          (5,572)          16,001
                                              ----------       ----------
          Total stockholders' equity . .         496,240          461,592
                                              ----------       ----------
          Total liabilities and
            stockholders' equity . . . .      $2,017,869       $1,881,759
                                              ==========       ==========























   See accompanying notes to consolidated quarterly financial statements.


                                             CHICAGO TITLE CORPORATION
                                         Consolidated Statements of Income

                    For the three and nine months ended September 30, 1999 and 1998 (Unaudited)
                                       (In thousands, except per share data)

                                                           THREE MONTHS ENDED             NINE MONTHS ENDED
                                                              SEPTEMBER 30,                  SEPTEMBER 30,
                                                       --------------------------     --------------------------
                                                           1999           1998           1999            1998
                                                       -----------     ----------    -----------      ----------
REVENUES:
  Title, escrow, trust and other revenue . . . . . .     $  504,632    $  481,326    $ 1,489,468     $ 1,328,887
  Investment income. . . . . . . . . . . . . . . . .         17,311        15,563         48,988          46,116
  Net realized investment gains. . . . . . . . . . .             12           199          1,261             737
                                                         ----------    ----------    -----------     -----------

          Total revenues . . . . . . . . . . . . . .        521,955       497,088      1,539,717       1,375,740
                                                         ----------    ----------    -----------     -----------

EXPENSES:
  Salaries and other employee benefits (Note 2). . .        160,668       157,618        475,679         452,242
  Commissions paid to agents . . . . . . . . . . . .        180,947       170,450        533,090         455,683
  Provision for title losses . . . . . . . . . . . .         28,229        31,904         89,722          88,650
  Interest expense . . . . . . . . . . . . . . . . .          1,118         1,147          3,147           3,552
  Other operating and administrative
    expenses (Note 2 & 3). . . . . . . . . . . . . .        110,976        89,670        317,591         276,053
                                                         ----------    ----------    -----------     -----------

          Total expenses . . . . . . . . . . . . . .        481,938       450,789      1,419,229       1,276,180
                                                         ----------    ----------    -----------     -----------

Operating income from continuing operations
  before income taxes. . . . . . . . . . . . . . . .         40,017        46,299        120,488          99,560

Income taxes . . . . . . . . . . . . . . . . . . . .         14,814        16,393         42,034          37,710
                                                         ----------    ----------    -----------     -----------

Net income from continuing operations. . . . . . . .         25,203        29,906         78,454          61,850

Net income from discontinued operations (Note 2) . .              -            -               -           9,013
                                                         ----------    ----------    -----------     -----------

Net income . . . . . . . . . . . . . . . . . . . . .     $   25,203    $   29,906    $    78,454     $    70,863
                                                        ===========    ==========     ==========      ==========


                                             CHICAGO TITLE CORPORATION
                                   Consolidated Statements of Income - CONTINUED

                    For the three and nine months ended September 30, 1999 and 1998 (Unaudited)
                                       (In thousands, except per share data)


                                                           THREE MONTHS ENDED             NINE MONTHS ENDED
                                                              SEPTEMBER 30,                   SEPTEMBER 30,
                                                       --------------------------     --------------------------
                                                           1999           1998           1999            1998
                                                       -----------     ----------    -----------      ----------

Basic and diluted earnings per share (Note 2 & 7):
   Continuing operations . . . . . . . . . . . . . .   $     1.16      $     1.37     $     3.60      $     2.83
   Discontinued operations . . . . . . . . . . . . .            -               -              -            0.41
                                                       ----------      ----------     ----------      ----------
Net earnings per share . . . . . . . . . . . . . . .   $     1.16      $     1.37     $     3.60      $     3.24
                                                       ==========      ==========     ==========      ==========



























                      See accompanying notes to consolidated quarterly financial statements.

                                             CHICAGO TITLE CORPORATION
                                       Consolidated Statements of Cash Flows

                         For the nine months ended September 30, 1999 and 1998 (Unaudited)
                                                  (In thousands)
                                                                                  NINE MONTHS ENDED SEPTEMBER 30,
                                                                                   -----------------------------
                                                                                       1999              1998
                                                                                   ------------      -----------
Cash flows from continuing operations activities:
  Net income from continuing operations. . . . . . . . . . . . . . . . . . . . .    $    78,454       $   61,850
  Adjustments to reconcile net income from continuing operations to net cash provided by continuing operations activities:
      Depreciation and amortization. . . . . . . . . . . . . . . . . . . . . . .         40,665           28,545
      Changes in assets and liabilities:
        Cash pledged to secure trust and escrow deposits . . . . . . . . . . . .        (89,812)         (86,434)
        Receivables. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          6,664           (1,318)
        Current and deferred federal income taxes. . . . . . . . . . . . . . . .         (3,666)          (9,440)
        Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (61,574)           8,917
        Accounts payable and accrued expenses and other liabilities. . . . . . .          4,386           (8,457)
        Reserve for title losses . . . . . . . . . . . . . . . . . . . . . . . .         37,488           38,024
        Trust and escrow deposits secured by pledged assets. . . . . . . . . . .         58,276           77,639
      Gain on sale of investments. . . . . . . . . . . . . . . . . . . . . . . .         (1,660)            (737)
                                                                                     ----------       ----------
Net adjustments. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (9,233)          46,739
                                                                                     ----------       ----------
Net cash provided by continuing operations activities. . . . . . . . . . . . . .         69,221          108,589
                                                                                     ----------       ----------
Dividends received from Alleghany Asset Management, Inc. (Note 2). . . . . . . .              -            7,472
                                                                                     ----------       ----------
Net cash provided by operations. . . . . . . . . . . . . . . . . . . . . . . . .         69,221          116,061
                                                                                     ----------       ----------
Cash flows from investing activities:
  Purchase of long-term marketable securities. . . . . . . . . . . . . . . . . .       (395,185)        (349,176)
  Sales of long-term marketable securities . . . . . . . . . . . . . . . . . . .        232,110          164,662
  Maturities and redemptions of long-term marketable securities. . . . . . . . .        153,617           83,899
  Net sales of short-term investments. . . . . . . . . . . . . . . . . . . . . .         48,295           55,946
  Purchases of other invested assets . . . . . . . . . . . . . . . . . . . . . .         (4,986)          (3,942)
  Sales of other invested assets . . . . . . . . . . . . . . . . . . . . . . . .          1,716            2,248
  Purchases of fixed assets. . . . . . . . . . . . . . . . . . . . . . . . . . .        (28,312)         (23,738)
  Sales of fixed assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . .            626            3,104
  Purchases of title records and indexes . . . . . . . . . . . . . . . . . . . .           (186)            (225)
  Sales of title records and indexes . . . . . . . . . . . . . . . . . . . . . .            100                -
  Purchases of subsidiaries  . . . . . . . . . . . . . . . . . . . . . . . . . .        (53,872)         (30,657)
  Cash of acquired subsidiaries. . . . . . . . . . . . . . . . . . . . . . . . .          4,386            4,443
                                                                                     ----------       ----------
Net cash used in investing activities. . . . . . . . . . . . . . . . . . . . . .        (41,691)         (93,436)
                                                                                     ----------        ---------
                                             CHICAGO TITLE CORPORATION
                                 Consolidated Statements of Cash Flows - CONTINUED

                         For the nine months ended September 30, 1999 and 1998 (Unaudited)
                                                  (In thousands)

                                                                                  NINE MONTHS ENDED SEPTEMBER 30,
                                                                                   -----------------------------
                                                                                       1999              1998
                                                                                   ------------      -----------

Cash flows from financing activities:
  Principal payments on bank and other long term debt. . . . . . . . . . . . . .        (19,665)          (1,612)
  Principal receipts on bank and other long term debt. . . . . . . . . . . . . .         19,300                -
  Payment of cash dividends (Note 6) . . . . . . . . . . . . . . . . . . . . . .        (23,224)          (7,448)
  Original issuance and reissuance of treasury stock . . . . . . . . . . . . . .          4,863                -
  Purchases of treasury stock  . . . . . . . . . . . . . . . . . . . . . . . . .        (15,342)          (1,663)
  Cash remaining with discontinued operations (Note 2) . . . . . . . . . . . . .              -           (3,043)
                                                                                     ----------       ----------

Net cash used in financing activities. . . . . . . . . . . . . . . . . . . . . .        (34,068)         (13,766)
                                                                                     ----------       ----------

Net increase (decrease) in cash. . . . . . . . . . . . . . . . . . . . . . . . .         (6,538)           8,859

Cash at beginning of year. . . . . . . . . . . . . . . . . . . . . . . . . . . .         39,230           21,219
                                                                                     ----------       ----------

Cash as of balance sheet date. . . . . . . . . . . . . . . . . . . . . . . . . .     $   32,692       $   30,078
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

                          CHICAGO TITLE CORPORATION

            NOTES TO CONSOLIDATED QUARTERLY FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


(1)   BASIS OF PRESENTATION

This report should be read in conjunction with the Annual Report on Form 10-K of Chicago Title Corporation (the "Company") for the year ended December 31, 1998 and the Quarterly Reports on Form 10-Q of the Company for the quarters ended March 31, 1999 and June 30, 1999. The unaudited consolidated financial information included in this report has been prepared in conformity with the accounting principles and practices reflected in the consolidated financial statements included in the aforementioned Form 10-K filed with the Securities and Exchange Commission. All adjustments are of a normal recurring nature and are, in the opinion of management, necessary for a fair presentation of the consolidated results for the interim periods. The results of operations for the interim periods are not necessarily indicative of results for a full year.

Certain reclassifications have been made to the 1998 consolidated financial statements to conform to the 1999 presentation.

(2)   THE SPIN-OFF

In June 1998, the Company was spun off from Alleghany Corporation and became an independent, publicly traded company (the "Spin-Off"). Prior to the Spin-Off, the Company performed trust and asset management services through a subsidiary, Alleghany Asset Management, Inc. This subsidiary remained with Alleghany Corporation after the Spin-Off. Accordingly, the results of operations of this subsidiary in 1998 are reported in the Company's statements of income as discontinued operations. As a result of the Spin-Off, Alleghany Asset Management, Inc. made no contribution to 1999 or third quarter 1998 results. For the nine months ended September 30, 1998, net income from discontinued operations was $9.0 million, or $0.41 per basic and diluted share.

On a pre-tax basis, for the nine months ended September 30, 1998, salaries and other employee benefits included $19.5 million in executive compensation associated with the Spin-Off (including $7.2 million attributable to the repurchase of an option that had been granted to John Rau in connection with the commencement of his employment as President and Chief Executive Officer of the Company's subsidiary, Chicago Title and Trust Company ("CT&T") in January 1997), and $3.7 million in related managerial restructuring expenses.

On a pre-tax basis, for the nine months ended September 30, 1998, other operating and administrative expenses included $5.4 million for professional fees, printing costs, listing fees, and other expenses directly associated with the Spin-Off.

(3)   MERGER WITH FIDELITY NATIONAL FINANCIAL, INC.

The Company entered into a definitive agreement with Fidelity National Financial, Inc., a Delaware corporation ("Fidelity"), dated as of August 1, 1999, and amended as of October 13, 1999, providing for the merger of the Company into Fidelity for approximately $1.2 billion, or $52.00 per share of the Company's common stock (subject to certain adjustments as set forth in the definitive agreement) for consideration consisting of approximately equal amounts of cash and Fidelity common stock. The pre-tax costs associated with the merger for the three and nine months ended September 30, 1999 included $1.7 million of investment advisory and management consulting fees, $0.9 million of legal fees, and $0.6 million of other various direct expenses.

(4)   ACCOUNTING PRONOUNCEMENTS

Effective January 1, 1999, the Company adopted Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which provides guidance on accounting for the costs of computer software intended for internal use. For the three and nine months ended September 30, 1999, costs in progress of $4,320 and $8,137, respectively, were incurred for internal system development. These costs are primarily attributable to the Company's previously announced electronic spine project.

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

(5)   COMPREHENSIVE INCOME

SFAS No. 130,"Reporting Comprehensive Income" requires total comprehensive income be reported in condensed financial statements of interim periods. Total comprehensive income consists of net income and other comprehensive income.

The Company's total comprehensive income for the three months ended September 30, 1999 and 1998 was $22,072 and $39,155, respectively. The Company's total comprehensive income was $56,881 and $79,939 for the nine months ended September 30, 1999 and 1998, respectively. Other comprehensive income relates to the Company's change in unrealized appreciation (depreciation) of marketable securities, net of deferred taxes, and was $(3,131) and $9,249 for the three months ended September 30, 1999 and 1998, respectively, and $(21,573) and $9,076 for the nine months ended September 30, 1999 and 1998, respectively.

(6)   DIVIDENDS

On each of April 27, July 27, and October 26, 1999, the Company's Board of Directors declared cash dividends of $0.36 per share, payable on June 15, September 15, and December 15, 1999, respectively, to stockholders of record on June 1, September 1, and December 1, 1999, respectively. On each of July 28 and October 27, 1998, the Company's Board of Directors declared a cash dividend of $0.34 per share, payable on September 15 and December 15, 1998, respectively, to stockholders of record on September 1 and December 1, 1998, respectively.

(7)   WEIGHTED AVERAGE SHARES OUTSTANDING

The weighted average number of shares outstanding for the three and nine months ended September 30, 1999 was 21,815,863 and 21,827,664, respectively. The weighted average number of shares outstanding for the comparable periods in 1998 was 21,894,726 and 21,902,632, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations--Comparison of Three and Nine Months Ended September 30, 1999 and 1998

      Net Income

      For the third quarter of 1999, net income was $28.3 million, or $1.30 per basic and diluted share excluding $3.1 million of net-of-tax expenses associated with the Company's pending merger with Fidelity. Including merger-related costs, net income was $25.2 million, or $1.16 per basic and diluted share. Net income for the third quarter of 1998 was $29.9 million or $1.37 per basic and diluted share. As a result of the Spin-Off in June 1998, Alleghany Asset Management, Inc. made no contribution to third quarter 1998 or 1999 results. For the nine months ended September 30, 1999, net income, excluding merger-related costs, was $81.5 million or $3.74 per basic and diluted share. During the same period in 1998, net income, excluding $9.0 million from discontinued operations, reached $83.4 million or $3.81 per basic and diluted share excluding $21.6 million of net-of-tax expenses associated with the Company's Spin-Off.

      Operating Revenues

      The Company's gross revenue for the three months ended September 30, 1999 was $522.0 million, an increase of 5.0 percent from the same period in 1998. Direct title premiums for residential refinancing activity decreased by 51.3 percent due to the increase in mortgage interest rates which have climbed from 6.7 percent in September of 1998 to 7.8 percent in September of 1999. Total revenues grew despite the decrease in residential refinance levels due to continued strength in residential home sales and commercial real estate markets. The residential refinance sector represented approximately 10.5 percent of total direct title premiums for the third quarter of 1999, compared to 20.5 percent for the third quarter of 1998.

      Title, escrow, trust and other revenue was $504.6 million in the third quarter of 1999, an increase of $23.3 million or 4.8 percent from the year earlier period. The Company's continued focus on expanding its array of available services resulted in a 27.0 percent increase in real estate related services revenue which rose to $24.9 million for the third quarter of 1999 compared to $19.7 million for the third quarter of 1998. For the three months ended September 30, 1999, gross title premiums from agents and approved attorneys increased by $17.1 million and direct title premiums decreased by $7.4 million from the year earlier period. Escrow fees and property information sales were relatively flat when comparing the third quarter of 1999 to the third quarter of 1998. The remainder of the increase was seen in other categories.

      Residential purchase revenue realized quarter-over-quarter improvements of 9.7 percent. During the third quarter of 1999, this sector represented 53.9 percent of total direct title premiums compared to 46.8 percent during the third quarter of 1998. Commercial and industrial ("C&I") activity remained quite strong, accounting for 35.6 percent of direct title premiums for the third quarter of 1999, compared to 32.7 percent during the third quarter of 1998.

      For the first nine months of 1999, title, escrow, trust and other revenue was $1,489.5 million, an increase of 12.1 percent from the first nine months of 1998. Real estate related services revenue rose 27.7 percent to $72.5 million for the first nine months of 1999 compared to $56.8 million for the first nine months of 1998. The increase was primarily attributable to acquisitions made in the latter part of 1998 and 1999. For the nine months ended September 30, 1999, direct title premiums increased by $9.0 million and gross title premiums from agents and approved attorneys increased by $107.1 million. Property information sales and escrow fees increased by $13.4 million from the year earlier period. The remainder of the increase was seen in other categories.

      During the third quarter of 1999, 64.4 percent of the Company's direct title premiums were attributable to residential transactions, of which 53.9 percent were purchase transactions and 10.5 percent were refinancings. During the third quarter of 1998, 67.3 percent of the Company's direct title premiums were attributable to residential transactions, of which 46.8 percent were purchase transactions and 20.5 percent were refinancings. The remaining direct title premiums for each period were attributable to C&I transactions.

      During the first nine months of 1999, 67.3 percent of the Company's direct title premiums were attributable to residential transactions, of which 49.3 percent were purchase transactions and 18.0 percent were refinancings. During the first nine months of 1998, 65.7 percent of the Company's direct title premiums were attributable to residential transactions, of which 42.7 percent were purchase transactions and 23.0 percent were refinancings. The remaining direct title premiums for each period were attributable to C&I transactions.

      Investment Income

      Investment income totaled $17.3 million for the third quarter and $49.0 million for the first nine months of 1999 as compared with $15.6 million and $46.1 million, respectively, for the same periods last year. On a pre-tax basis, realized gains from sales of marketable securities were $0.0 million and $1.3 million for the three and nine months ended September 30, 1999, respectively. For the three and nine months ended September 30, 1998, realized pre-tax gains from sales of marketable securities were $0.2 million and $0.7 million, respectively. The average duration of the portfolio at September 30, 1999 was 2.7 years as compared with 2.4 years at December 31, 1998.

      Expenses

      COMMISSIONS PAID TO AGENTS. Payment of commissions to title insurance agents constitutes the largest single expense incurred by the Company (excluding non-recurring labor costs associated with the Spin-Off in 1998). The commission rate varies by geographic area in which the commission is earned, primarily due to competitive factors and the level of services performed. The percentage of premiums retained by agents amounted to 75.2 and 75.6 percent for the three and nine months ended September 30, 1999, respectively. For the three and nine months ended September 30, 1998 the percentage of premiums retained by agents amounted to 76.3 and 76.2 percent, respectively. The Company reports amounts retained by agents, along with amounts paid to approved attorneys, as commissions paid to agents in its consolidated statements of income.

      SALARIES AND OTHER EMPLOYEE BENEFITS. This category of expense represents the cost of salaries, incentive compensation and benefits paid to employees. One key ratio monitored by management is the amount of these expenses as a percentage of operating revenue, net of commissions paid to agents. The following table summarizes this ratio:

(dollars in thousands)

                            THREE MONTHS ENDED         NINE MONTHS ENDED
                               SEPTEMBER 30,              SEPTEMBER 30,
                          ----------------------    ----------------------
                             1999         1998         1999         1998
                          ---------    ---------    ---------    ---------
Title, escrow, trust
  and other revenue. .  $  504,632    $  481,326   $1,489,468   $1,328,887
Commissions paid
  to agents. . . . . .    (180,947)     (170,450)    (533,090)    (455,683)
                         ---------     ---------    ---------    ---------
Net operating revenue.     323,685       310,876      956,378      873,204
                         ---------     ---------    ---------    ---------

Total salaries and
  other employee
  benefits . . . . . .     160,668       157,618      475,679      452,242
Less Spin-Off and
  related management
  restructuring costs-
  labor related. . . .         -            -           -          (23,196)
                         ---------     ---------    ---------    ---------
Total salaries and
  other employee
  benefits, net. . . .     160,668       157,618      475,679      429,046
                         ---------     ---------    ---------    ---------

Percentage . . . . . .       49.6%         50.7%        49.7%        49.1%
                         =========     =========    =========    =========

      During the third quarter of 1999, the level of total salaries and other employee benefits as a percentage of net revenue decreased to 49.6 percent from 50.7 percent for the same period in 1998. Due to the decline in refinance volume, the Company reduced its direct staff count by 6.0 percent during the third quarter of 1999. The Company continues to actively manage labor costs and staffing levels in an effort to ensure that appropriate productivity levels are maintained.

      PROVISION FOR TITLE LOSSES. The following table summarizes key information pertaining to the Company's provision for title losses:

(dollars in thousands)

                           THREE MONTHS ENDED           NINE MONTHS ENDED
                              SEPTEMBER 30,               SEPTEMBER 30,
                          ----------------------    ----------------------
                             1999         1998         1999         1998
                          ---------    ---------    ---------    ---------
Provision for
  title losses . . . .  $   28,229   $   31,904   $   89,722   $   88,650
Title, escrow,
  trust and other
  revenue. . . . . . .     504,632      481,326    1,489,468    1,328,887
Ratio. . . . . . . . .        5.6%         6.6%         6.0%         6.7%

                                              As of               As of
                                           September 30,       December 31,
                                              1999               1998
                                           ----------          -----------
Reserve for title losses at
  period-end . . . . . . . . . . . . .     $  656,220           $  618,831

Paid losses, net of recoveries-
  trailing 12 months . . . . . . . . .         71,775               70,233
Reserve coverage of paid losses-
  trailing 12 months . . . . . . . . .           9.1x                 8.8x

      For the third quarter of 1999, the provision for title losses was 5.6 percent of total operating revenue, representing a 1.0 percent drop when compared with the provision rate for the third quarter of 1998. For the nine months ended September 30, 1999, the provision rate was reduced to 6.0 percent from 6.7 percent for the comparable period in 1998. This lower rate is in recognition of a continued favorable trend in the Company's claims experience.

      OTHER OPERATING AND ADMINISTRATIVE EXPENSES. During the third quarter of 1999, other operating and administrative expenses increased $21.3 million over such expenses for the same period in 1998. This increase was primarily attributable to abnormally low expense levels in the third quarter of 1998, as well as additional operating costs of entities acquired in the latter part of 1998 and the first half of 1999. Variable costs associated with the higher levels of revenue earned in the current year and merger-related expenses also contributed to the increase.

      During the first nine months of 1999, other operating and administrative expenses increased $41.5 million to $317.6 million, an increase of 15.0 percent over the first nine months of 1998. Excluding pre-tax merger costs of $3.2 million in the first nine months of 1999 and pre-tax Spin-Off and related management restructuring costs of $5.4 million in the first nine months of 1998, other operating and administrative expenses increased $43.7 million over the same period last year. These cost increases were spread across various categories including, but not limited to, occupancy, goodwill amortization, and depreciation.

Merger Update

      On August 1, 1999, the Company and Fidelity entered into an Agreement and Plan of Merger, which was amended on October 13, 1999 (as amended, the "Merger Agreement"). Pursuant to the Merger Agreement and subject to the terms and conditions set forth therein, the Company will be merged with and into Fidelity, with Fidelity being the surviving corporation of such merger (the "Merger"). At the Effective Time (as defined in the Merger Agreement) of the Merger, each issued and outstanding share of common stock, par value $1.00 per share, of the Company ("Company Common Shares") will be converted into the right to receive merger consideration having a value of $52.00 (subject to certain adjustments) and consisting of cash and shares of common stock, par value $.0001 per share, of Fidelity ("Fidelity Common Shares"). Holders of Company Common Shares will be provided an opportunity to elect to receive the merger consideration in the form of cash or in the form of Fidelity Common Shares or a combination, in each case subject to proration. The transaction is expected to be completed in the first quarter of 2000, subject to approval by the stockholders of the Company and Fidelity and to certain regulatory approvals.

Liquidity and Capital Resources

      At September 30, 1999, the Company and its wholly owned subsidiary, Chicago Title and Trust Company ("CT&T") - on a stand-alone basis excluding all other subsidiaries - had total cash, cash equivalents and marketable securities of $587.1 million, $554.2 million of which were pledged to secure escrow deposits and other liabilities. At December 31, 1998, the Company and CT&T - on a stand-alone basis excluding all other subsidiaries
- had total cash, cash equivalents and marketable securities of $548.4 million, $502.3 million of which was pledged to secure escrow deposits and other liabilities.

      For the nine months ended September 30, 1999, the Company's continuing operations provided cash of $69.2 million. For the comparable period last year, continuing operations activities provided a total of $108.6 million in cash. Approximately $19.3 million of the decrease in cash flow between the two periods was due to the timing of activities related to trust and escrow activities. In addition, approximately $14.7 million of the decrease in cash flow was related to increased capital spending, approximately $7.8 million of which related to the Company's electronic spine project. The remainder of the decrease occurred in various categories.

      The Company continues to expand its direct title operations in high growth areas and to extend its array of real estate related product offerings. During 1999, the Company used a total of $53.9 million in cash for acquisitions. The Company used internally generated funds to finance these acquisitions. The aggregate gross annualized revenue of these companies is $60.0 million, and the Company expects each of these acquisitions to be immediately accretive to earnings.

      On January 1, 1999, the Company entered into a revolving line of credit agreement that provides for borrowings of up to $20.0 million. This agreement is scheduled to terminate on December 31, 1999. Borrowings thereunder, which bear interest at a floating rate, are available for general corporate purposes. No amounts were outstanding under this line of credit as of September 30, 1999.

      On May 26, 1999, the Company entered into two separate agreements with banking institutions for lines of credit of $20 million and $25 million, replacing similar lines that CT&T had with the same lenders. The new lines of credit will expire on May 24, 2000. Borrowings thereunder, which bear interest at a floating rate, are available for general corporate purposes. On May 28, 1999, the Company borrowed $19.3 million under the $25 million line to repay the outstanding balance of $19.3 million under a bank credit agreement entered into by CT&T in connection with the acquisition of two of CT&T's title insurance subsidiaries, Security Union Insurance Company and Ticor Title Insurance Company. Such $19.3 million remained outstanding under the $25 million line, and no amounts were outstanding under the $20 million line, as of September 30, 1999.

      On June 2, 1999, the Company entered into a bank credit agreement providing for maximum borrowings of $50 million on a revolving basis, replacing a similar agreement that CT&T had with the same lenders. The new credit agreement will expire in May 29, 2004. Borrowings thereunder, which bear interest at a floating rate, are available for general corporate purposes. No amounts were outstanding under this credit agreement as of September 30, 1999.

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

      On April 27, July 27, and October 26, 1999, the Company's Board of Directors declared cash dividends of $0.36 per share, respectively, payable on June 15, September 15, and December 15, 1999, respectively, to stockholders of record as of June 1, September 1, and December 1, 1999, respectively. On July 28 and October 27, 1998, the Company's Board of Directors declared a cash dividend of $0.34 per share payable on September 15 and December 15, 1998, to stockholders of record as of September 1 and December 1, 1998.

      The Company's common stockholders' equity per share as of September 30, 1999 was $22.73.

      In June 1999, the Company filed a registration statement under the Securities Act of 1933 to issue $75.0 million of debt, net proceeds of which were expected to be used for general corporate purposes including the repayment of existing debt and the funding of potential acquisitions. In light of the execution of the Merger Agreement by the Company and Fidelity discussed elsewhere in this report, the Company has indefinitely postponed this debt offering.

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

      Decentralized systems have been identified and evaluated at the local and regional levels based upon responses to a comprehensive questionnaire developed and distributed by the Information Services Department (the "Field Office Survey"), which requests that field offices determine the business criticality of any systems that may have been locally developed or acquired. Field office managers are required to update their responses to the Field Office Survey on a regular basis. These responses are sent to the Internal Audit Department for review and for use in ongoing oversight activities.

      The Field Office Survey specifically directs field office managers to review and report the Year 2000 status of all hardware used in the field offices, which consists mainly of personal computers (PCs). The Company has received certification from all major PC manufacturers of the Year 2000 compliance of their specific models. Information regarding the Year 2000 readiness of such models has been posted on the Intranet (which is the Company's computerized internal communications system). In addition, the field offices have used software packages to test the Year 2000 preparedness of all local hardware used in regular business operations. In order to assure Year 2000 compliance of the software installed on these PCs, the Company has collected vendor certifications and conducted proxy testing of each such program.

      Business critical operations which interface with computer hardware, software or databases of third-party service providers, customers and agents have been identified. The Company has requested and received written certification of Year 2000 compliance from most key third-party service providers, customers and agents that interface with its business systems, and continues its efforts to survey their Year 2000 readiness.

      Due diligence efforts for recent acquisitions have included verification of Year 2000 readiness, estimated expenditures toward Year 2000 compliance and certification of internal and external systems.

      Remediation. Modifications to centrally developed and supported systems are one hundred percent complete. As previously mentioned, field offices are being asked to provide regular updates on the Year 2000 readiness of those systems developed or acquired locally. Use of the PC evaluation software on field office PCs resulted in the identification of more equipment that required replacement. As a result, additional funding for renovation or replacement of local systems was required.

      The Company has been receiving information from its key service providers, customers and agents concerning their efforts to become Year 2000 compliant. Although such information generally indicates that the systems of the Company's key vendors, customers and agents will be ready for Year 2000, there can be no assurance that such systems will be remediated on a timely basis.

      System Testing. Testing of centrally supported applications is one hundred percent complete. Off-site end-to-end application tests of the data transfer between integrated business critical systems occurred in May 1999 and was successfully repeated in August 1999, with all systems producing expected results. Additional testing necessary to conform to Federal Financial Institutions Examination Council ("FFIEC") guidelines took place during the first half of 1999 while follow-up testing was completed in August. FFIEC guidelines have been adopted by various regulatory and licensing authorities and are considered by them when performing on-site audits of the Company. Central documentation libraries have been created to make test plans and test results more readily available to auditors for these authorities.

      Testing methodologies used for locally developed or acquired systems have been at the discretion of field office management, subject to the approval of the Year 2000 Committee. The Field Office Survey continuously requests additional information on testing of business critical local systems and equipment.

      Implementation. One hundred percent of all centrally supported systems modified to be Year 2000 compliant have been installed and are currently in use. Significant hardware purchases for Year 2000 compliance of central systems have been completed. Additional expenditures for field office hardware may also be required as final remediation efforts are completed.

      Audit. The final phase of the Year 2000 Plan consists of continuous monitoring of the Company's remediation efforts. The completion of milestones and the satisfaction of objectives defined in the Year 2000 Plan provided checkpoints to assess the status of the Company's Year 2000 readiness. Audits of central systems and local and regional systems have been conducted by the Internal Audit and Information Services Departments. Follow-up audits have taken place where necessary.

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

Costs for Year 2000 Remediation

      In respect of remediation of central systems, the Company spent approximately $2.8 million through the end of 1998, and nearly $1.2 million in 1999 to date out of a budget of just over $1.2 million for this year. To remediate local systems, the Company spent approximately $2.1 million through the end of 1998, and approximately $3.1 million in 1999 to date out of a revised budget of $3.9 million for this year. These expenses are funded by cash generated from corporate operating activities. The Company does not separately track the cost of and time spent by its own internal employees on the Year 2000 project because such costs are principally the related payroll costs for its Information Services Department. There may be other, non-material costs which have also not been separately tracked.

Risks Related to Year 2000 Issues

      The Company's operations are heavily dependent upon its information technology business systems. Although not reasonably likely to occur, the Company believes that a possible worst case scenario could result from a combination of failures in its business critical information technology systems coupled with failures in the real estate transaction and banking businesses generally. The Company believes that such failures could create obstacles to providing certain services, such as production of title insurance policies, settlement of real estate transactions and disbursement of funds. In such a scenario, the Company might be forced to rely on the manual or typewritten processing of transactions, or, if feasible, to shift processing to other company systems or third party data processing vendors. Such problems could have a material adverse effect on the Company's operations in that they could lead to a decline in the Company's volume of business or an increase in its costs, the extent of which is not estimable. However, any such failure would be likely to impact others in the industry as well, and the Company has no reason to believe that it would be any more adversely affected than other real estate services companies.

Contingency Planning

      Three types of events demanding contingency plans are identified in the Year 2000 Plan: catastrophic events, such as failure of the national power grid; major events, such as telephone or facilities failures; and internal events, such as failures of specific business critical components of the Company's information technology business systems. In response to the possibility that Year 2000 failures might occur, business resumption contingency plans (other than for catastrophic events, which are outside the control of the Company) have been completed for major events and business critical processes at each of the corporate, regional, and local levels.

      For instance, business resumption contingency plans have been developed to provide for the transfer of business operations from a non-compliant Year 2000 facility to the nearest fully operational facility. Contingency plans were also developed to allow fully operational systems to provide alternative data processing capabilities for select systems that experience failures. Examples of specific systems for which contingency plans have been developed include branch processing and accounting, financial accounting, general ledger, and payroll/human resources. In accordance with FFIEC guidelines, methods of testing business resumption contingency plans have been developed.

      Although it is impossible to plan for every contingency, the Company has taken steps to identify certain problems which might occur and prioritize them in accordance with their relative risk. More complex systems (e.g., business critical information technology systems and major facilities) tend to be more high risk, and the Company has focused on those in its contingency planning.

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

      The Company's Annual Report on Form 10-K for the year ended
December 31, 1998 provides a detailed discussion of the market risks affecting the Company's operations. Based on the Company's assessments as of September 30, 1999, no material change has occurred in its market risk from amounts disclosed in its 1998 Form 10-K.

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

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits.


  EXHIBIT NUMBER                    DESCRIPTION

      10.1 Agreement and Plan of Merger dated as of August 1, 1999 by and between Fidelity and the Company and amended as of October 13, 1999, filed as Exhibit 2.1 to Fidelity's Registration Statement on Form S-4 (Registration No. 333-89163), is incorporated herein by reference.

      27          Financial Data Schedule.


      (b)   Reports on Form 8-K.

      The Company filed a report on Form 8-K dated August 4, 1999 to report that the Company entered into the Merger Agreement with Fidelity.

                                 SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        CHICAGO TITLE CORPORATION
                        Registrant



Date: November 12, 1999 /s/ Peter G. Leemputte
                        ----------------------------------------------
                        Peter G. Leemputte
                        Executive Vice President, Chief Administrative Officer and Chief Financial Officer
                        (principal financial officer)

                                EXHIBIT INDEX




  EXHIBIT NUMBER                    DESCRIPTION

      10.1 Agreement and Plan of Merger dated as of August 1, 1999 by and between Fidelity and the Company and amended as of October 13, 1999, filed as Exhibit 2.1 to Fidelity's Registration Statement on Form S-4 (Registration No. 333-89163), is incorporated herein by reference.

      27          Financial Data Schedule.